Form 10-K
period 2010-12-31
American Renal Holdings Inc.
filed 2011-03-31
CIK 1504735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 333-170376

American Renal Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3477845
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

66 Cherry Hill Drive Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip code)

(978) 922-3080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 25, 2011, there were outstanding 8,855,065 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., the indirect parent of American Renal Holdings Inc., none of which were publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K, the other reports, statements, that we have or may in the future file with the Securities and Exchange Commission and other publicly released materials, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from expectations include, among others, the following: our ability to successfully implement our business strategies; our ability to successfully develop future de novo clinics or to integrate future acquisitions; the highly competitive nature of the healthcare industry; governmental regulation of the industry, including Medicare and Medicaid reimbursement levels, and potential federal or state reform of healthcare; our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses; the availability of capital to fund our corporate growth strategy; potential lawsuits or other claims asserted against us; our ability to maintain or increase patient membership and control costs of our managed healthcare plans; pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third-party payors; changes in general economic conditions; our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts; and dependence on our senior management team and local management personnel. We caution that the foregoing list of important factors may not contain all of the material factors that are important to investors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	(Removed and Reserved)	27

PART II.		27

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	52
Item 9B.	Other Information	52

PART III.		53

Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions and Director Independence	68
Item 14.	Principal Accounting Fees and Services	69

PART IV.		69
Item 15.	Exhibits and Financial Statement Schedules	69

INDEX TO FINANCIAL STATEMENTS		F-1

SIGNATURES

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

INDEX TO EXHIBITS

i

PART I

ITEM 1.	BUSINESS

As used herein, the “we,” “us,” “our” and similar terms, as well as references to the “Company,” “American Renal” and “ARA” refer to American Renal Holdings Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on December 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2010 ended December 31, 2010 which includes a predecessor period of January 1, 2010 through May 7, 2010 and a successor period of May 8, 2010 through December 31, 2010 (see Note A to the consolidated financial statements for further discussion); fiscal 2009 ended December 31, 2009; and fiscal 2008 ended December 31, 2008. References to fiscals 2010, 2009 and 2008 are to our fiscal years unless otherwise specified.

Our Company

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2010 we owned and operated 93 dialysis clinics treating more than 6,600 patients in 17 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which we own a controlling interest and our local nephrologist partners own noncontrolling interests.

We believe we are the largest dialysis services provider in the United States founded and operating exclusively on a joint venture model. We have invested significantly in the development of our senior and field level core management function and operating procedures, and we believe we are well-positioned to continue to realize the benefits of platform scalability, which will allow us to add clinics without significant incremental operating costs. As a result, our revenue and earnings growth will be driven primarily by the growth in the number of our JV clinics and treatment growth at our existing clinics. Since our founding, we have opened 69 new clinics (“de novo clinics”) and have acquired 24 clinics from third parties (“acquired clinics”) that we subsequently converted to our JV model. In 2010 we opened 11 clinics, eight of which are de novo clinics and three are acquired clinics. We plan to continue the expansion of our operations with the use of the JV model primarily through the redeployment of free cash flow to create de novo clinics, to expand existing clinics and to selectively acquire clinics.

We believe our JV model is attractive to the nephrologist community because it provides a platform for favorable clinical outcomes and superior financial results while enabling our nephrologist partners to focus on providing the highest quality of patient care rather than the administration of corporate-directed treatments and protocols. Through our wholly-owned subsidiary, American Renal Management, LLC (“ARM”), we provide our nephrologist partners with the managerial, accounting, financial, technological and administrative support necessary to operate our clinics. In particular, our management services focus on critical revenue cycle management for each patient, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. In addition, our corporate clinical advisory team, which includes our National Medical Director and clinical and regulatory advisors, assists our nephrologist partners in establishing clinical objectives, while our operating model allocates to our nephrologist partners autonomy over the clinical protocols used to achieve those objectives.

According to the United States Renal Data System, or USRDS, the number of dialysis patients in the U.S. is expected to continue growing faster than increases in the general population, primarily due to an aging population with increased life expectancies. As a result, we believe there will be an increasing need for dialysis clinics. In addition, we believe that the JV model will continue to be one of the fastest growing operating models for dialysis clinics and will represent an increasing percentage of the dialysis clinic industry. We believe that our JV model, with its clinic level autonomy for the physician, together with the comprehensive management services that we have developed, enhance the clinical and operating performance of our clinics and make us a preferred dialysis partner for nephrologists. We believe this will lead to additional JV opportunities with nephrologists seeking the corporate support we provide.

Merger and Presentation

On March 22, 2010, we entered into the Merger Agreement with American Renal Associates Holdings, Inc. (formerly C.P. Atlas Holdings, Inc (the “Parent”)), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which we agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, on May 7, 2010, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims.

The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P. and Centerbridge Capital Partners Strategic, L.P., (hereinafter referred to as “Centerbridge” or “Sponsor”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.”

Dialysis Services Industry Overview

End Stage Renal Disease, or ESRD, is characterized by the loss of kidney functionality and is normally irreversible and fatal unless treated. ESRD most commonly results from complications associated with diabetes, hypertension, renal and hereditary diseases, old age and a combination of other risk factors. ESRD requires continued dialysis treatments or a kidney transplant to sustain life. Absent transplantation, the average life expectancy for an ESRD patient on dialysis is approximately five years following diagnosis, according to the USRDS. Scarcity of compatible kidneys has limited the option for transplants, causing most patients suffering from ESRD to rely on dialysis. Dialysis is the removal of toxins and fluids from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week, amounting to approximately 156 treatments per year, for the remainder of their lives.

There are two primary methods of dialysis commonly used today, hemodialysis and peritoneal dialysis. Hemodialysis, or the removal of toxins and fluid from the blood through a specially designed filter, is the most common form of ESRD treatment and represented approximately 92% of all dialysis treatments in the United States in 2007. Hemodialysis is typically performed in outpatient dialysis clinics and lasts approximately 3.5 hours per treatment. Treatments are usually performed by teams of licensed nurses and trained technicians pursuant to a physician’s instructions. Almost all patients receive hemodialysis in our outpatient dialysis clinics as their primary ESRD treatment, although we also provide such services in the home. Peritoneal dialysis uses the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. A patient generally performs peritoneal dialysis at home. We also provide peritoneal dialysis services to patients who prefer and are able to receive that form of treatment.

Large, Growing Market for Outpatient Dialysis Services

The total annual cost of providing healthcare services to ESRD patients in the U.S. in 2007 has been estimated by the USRDS to be approximately $35 billion, of which we believe approximately $18 billion represents our currently addressable market. According to the most recent report by the USRDS, there were approximately 527,000 ESRD patients in the United States as of December 31, 2007, with the number of ESRD patients expected to grow at an annual rate consistent with the historical rate of 3-4%, outpacing general population growth. Aside from a relatively small number of individuals who qualify for and successfully undergo kidney transplants, the vast majority of ESRD patients require three dialysis treatments per week, on average, for the remainder of their lives. USRDS data indicates that the prevalence rate in patients ages 65 to 74 increased 24% from 2000 to 2007; while, in patients ages 75 and older the prevalence rate increased 28% over the same period.

According to the USRDS, the increasing percentage of the U.S. population afflicted with ESRD has been primarily caused by:

•	aging of the general population;

•	improved treatment and increased survival rate of patients with diabetes, hypertension and other illnesses that lead to ESRD;

•	growth rates of minority populations with higher than average incidence rates of ESRD; and

•	improved dialysis technology, that has enabled older patients and those who previously could not tolerate dialysis due to other illnesses, to benefit from this treatment.

Reimbursement Environment

A majority of reimbursement for dialysis services is provided by the federal government’s Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services, or CMS. The coverage criteria for dialysis centers under Medicare are well defined and, as a result, Medicare reimbursement for dialysis services has historically been more predictable than reimbursements for most other services and procedures. ESRD has been classified as a chronic disability since 1972 and patients are entitled to treatment and Medicare benefits regardless of age or financial circumstances. Generally, if a patient does not have employer-sponsored health coverage, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient with employer-sponsored health coverage, Medicare generally becomes the primary payor after 33 months, which includes a three-month coordination of benefits period, or earlier if the patient’s employer-sponsored health coverage terminates. Additional sources of reimbursement for dialysis services include other government agencies such as state Medicaid programs as well as private pay options.

Prior to January 2011, Medicare reimbursed dialysis providers separately for treatments and ancillaries. Recently approved Medicare legislation, however, will establish a “bundled” Medicare rate for dialysis reimbursement, starting in January 2011. This new bundled rate will combine the current payments for composite rate and the separately billable dialysis services into a single base rate. This rate will include all services such as certain drugs and laboratory tests which are currently billed separately. The initial 2011 bundled rate will be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. Beginning in 2012, the new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less a productivity adjustment based on a 10-year moving average of productivity as projected by the Secretary of Health and Human Services. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers, including us, will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over four years on a facility by facility basis. All of our clinics with the exception of one elected in 2011 to move fully to the bundled payment system. We believe that the move to bundled payment, together with the introduction of automatic annual rate increases of 1.5% per year, will result in greater predictability of rates and stability of revenue for the Company. The Congressional Budget Office estimates that these changes will result in an additional $1.5 billion in government payments to the dialysis industry over the next 10 years, which is directly related to the automatic annual rate increases.

Before Medicare becomes the primary payor, a patient’s commercial insurance plan, if any, is responsible for payment of the dialysis services provided. Although commercial payment rates vary significantly, average commercial payment rates are generally significantly higher than Medicare rates and often include price increases. Payment methods from commercial payors include a single lump-sum per treatment, referred to as bundled rates, and separate payments for ancillary treatments and pharmaceuticals, if used as part of the dialysis treatment, referred to as fee for service rates. We believe commercial payors are generally sensitive to the special circumstances and challenges faced by ESRD patients, particularly because they are responsible for primary coverage for a relatively limited number of ESRD patients for a finite 30-month period of time. We also believe commercial payors are incentivized to facilitate quality dialysis care because patients who do not regularly receive dialysis treatment typically require hospitalization and other more costly acute care treatment. For the year ended December 31, 2010, we derived approximately 42% of our net operating revenues from commercial payors, which represented approximately 13% of the treatments performed. The source of the balance of our treatments and net operating revenues come from Medicare and other governmental payors.

Our Operations

Our JV Operating Model

We believe we are the only dialysis service provider founded and operating exclusively on a shared-ownership model. Each of our clinics is maintained as a separate joint venture in which we own a controlling interest typically between 51% and 75%, and our nephrologist partners, who may be single practitioners or an affiliated group of nephrologists, own the noncontrolling interest. As of December 31, 2010, on average we owned a 56% interest in our clinics and our nephrologist partners owned a 44% interest.

Our operating model stresses the following ideals for our company:

•	Take excellent care of the patients and the financial success will follow;

•	Enable the nephrologist to practice as he/she deems appropriate;

•	Provide the nephrologist the autonomy to make operational decisions;

•	Acknowledge that clinic staff members are a critical and valuable asset; do everything possible to hire and retain the best possible staff;

•	Listen to the practitioners and provide the tools needed to take excellent care of their patients; and

•	The corporate office works for our staff, our doctors and patients.

Our relationships with physicians and other referral sources relating to our joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfies all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case-by-case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged. See “Risk Factors—Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.”

As required by law, our clinics contract with a nephrologist partner or a group of affiliated nephrologists who are our nephrologist partners to provide medical director services at each of our clinics. Our medical director arrangements are typically for a ten-year term with provision for optional renewals at the end of the term.

Our JV clinics are most commonly de novo clinics. In a typical de novo clinic, the total capital required to develop the clinic is approximately $1.5 million, of which a portion is equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. Historically, the balance of such development cost was funded primarily through third-party debt financing that we and our nephrologist partners guaranty on a basis proportionate to our respective ownership interests, and in some cases through intercompany loans. We began to finance such balances primarily through intercompany loans in 2008 in part as a response to the unpredictability of the financial market at that time, and we expect to continue financing a significant portion of our clinical development costs through intercompany loans. Historically, our de novo clinics become EBITDA positive within an average of 12 months of opening. Once a clinic becomes EBITDA positive, the JV clinic begins to distribute excess cash to us and our nephrologist partners.

We equip our clinics with technologically advanced dialysis equipment and amenities. Our clinics generally contain between 15 and 20 dialysis stations, one or more nurses’ stations, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Our clinics are also typically outfitted with amenities including personal cable televisions and fully reclining chairs.

Each of our JVs is organized as a limited liability company, typically organized in the state in which the clinics are located. Although the terms on which each JV is owned and operated vary to some extent, our JV arrangements have many common features. See “—JV Operating Agreements” and “—Management Services.”

Our Services

As of December 31, 2010, we owned and operated 93 dialysis clinics treating more than 6,600 patients in 17 states and the District of Columbia. As required by law, our clinics contract with a nephrologist partner or a group of affiliated nephrologists who are our nephrologist partners to provide medical director services at each of our clinics. The duties of the medical director generally include responsibility for the oversight of the clinic, its staff, patient care and treatment. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers.

In addition to a medical director, each clinic has a clinic manager, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.

Many of our outpatient dialysis centers offer services for dialysis patients who prefer and are able to receive either hemodialysis treatments in their homes or peritoneal dialysis. Home-based dialysis services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either hemodialysis at home or peritoneal dialysis.

Under Medicare regulations, we cannot and do not promote, develop or maintain any kind of contractual relationship with patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or which would give us any preferential rights other than those related to collecting payments for our services.

Location and Capacity of Our Clinics

As of December 31, 2010 we owned and operated 93 dialysis clinics treating more than 6,600 patients in 17 states and the District of Columbia, each of which is consolidated in our financial statements. The locations of these clinics at December 31, 2010 were as follows:

State	Centers	State	Centers	State	Centers
Florida	24	Colorado	5	Wisconsin	2
Ohio	11	Virginia	4	Louisiana	1
Rhode Island	9	Texas	4	California	1
Pennsylvania	9	South Carolina	3	District of Columbia	1
Massachusetts	8	Maryland	2	Missouri	1
Georgia	5	Illinois	2	Michigan	1
				TOTAL	93

We have developed our clinics in a manner that we believe promotes high-quality patient care. Our typical clinic is approximately 6,500 to 7,000 square feet. We select clinic locations to maximize appeal and convenience based on demographic and other factors. One of the primary considerations in selecting a clinic location is finding an area with an existing patient base under the current treatment of local nephrologists interested in working with a dialysis clinic. Other considerations include:

•	the types of commercial insurance in the area and the dialysis patient census they serve;

•	the availability and cost of qualified and skilled personnel, particularly nursing and technical staff;

•	the size and condition of the proposed clinic and its equipment;

•	the atmosphere for the patients;

•	the area’s demographics and population growth estimates;

•	state regulation of dialysis and healthcare services; and

•	the existence of competitive factors such as existing outpatient dialysis clinics within reasonable proximity to the proposed clinic.

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical de novo clinic by us generally requires approximately $1.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a de novo clinic typically opens within a year after the property lease is signed and normally achieves operating profitability in the first 12 months after certification. Acquiring an existing clinic or group of clinics requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations.

All of our clinics lease their space on terms that we believe are customary in the industry. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Medical Directors And Other Nephrologists

In order for our clinics to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for each our clinics. We engage practicing, board-certified or board-eligible nephrologists to serve as medical directors. Medical directors also own a noncontrolling interest in the clinic as a result of our JV model. Medical directors are responsible for:

•	supervising medical aspects of a clinic’s operations;

•	administering and monitoring patient care policies;

•	administration of dialysis treatments;

•	administration of staff development and training programs; and

•	assessment of all patients.

Our medical directors are given autonomy and play an important role in quality assurance activities at our clinics and in coordinating the delivery of care. In addition, at some clinics one or more other nephrologists serve as assistant or associate medical directors or direct specific programs, such as home dialysis training programs. Our medical directors, as well as assistant or associate medical directors, receive fair market value compensation for their services. We base this compensation on independent third-party valuations. Our medical director arrangements are typically for a ten-year term with provision for optional renewals at the end of the term. Our medical director arrangements also include restrictions similar to those of other dialysis service providers that restrict our medical directors from competing with us. These agreements not to compete restrict the physicians from owning or providing medical director services to other dialysis clinics, but do not prohibit our medical directors from providing direct patient care services at other locations. Consistent with federal and state law, such agreements do not require our medical directors to recommend our dialysis clinics to their patients.

Local nephrologists are a key factor in the success of our clinics. Caring for ESRD patients is typically the primary clinical activity of a nephrologist, although a nephrologist may have other clinical activities including the post-surgical care of kidney transplant patients and the diagnosis, treatment and management of kidney disorders other than ESRD. Most nephrologists practice in small single-specialty groups covering a relatively large geographic service area. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the progress of kidney transplant patients. An ESRD patient generally seeks treatment at a clinic where his or her nephrologist has privileges to admit patients. Nephrologists at our clinics typically include our nephrologist partners, as well as other nephrologists that apply for and receive practice privileges to treat their patients at our clinics. As of December 31, 2010, there were 250 nephrologists with privileges to practice at one or more of our clinics.

JV Operating Agreements

Many of the features of our JVs are set forth in agreements we enter with our clinics and our local nephrologist partners. Agreements that we typically enter into in connection with our clinics include a joint venture operating agreement and a management services agreement pursuant to which we provide various support services to our clinics. See “—Management Services” below. These agreements allocate ownership, rights and responsibilities in our clinics. These agreements also provide, among other things, for distributions on the ownership interests in our JVs. Under these JV agreements, the JV’s net profits, if any, or net losses, if any, are typically distributed no less often than annually in proportion to holdings of membership interests. These distributions are made out of the JV’s net cash flows in an amount determined by a majority in interest of the JV members (the Company, as majority member in the JV clinics, can therefore typically determine the distribution amount). Because distributions are limited to net cash flow available, the JV clinics are generally unable to distribute amounts that would result in the JV having insufficient capital to pay debt, interest obligations or general operating expenses or have insufficient working capital reserves. In addition, statutory restrictions including state laws, may prevent the JV clinics from distributing amounts that would result in the JV becoming insolvent. Our JV arrangements do not require the consent of our nephrologist partners prior to the making of any distributions from our JVs, so long as a pro rata distribution is made to our partners with one exception that we do not believe is material.

The operating agreements for some clinics give the nephrologist partners put rights that, when exercised, require us to purchase some or all of that nephrologist partner’s interest in that clinic. Some of these put rights are exercisable upon certain dates, and some are exercisable or accelerable upon the occurrence of certain events, including the transfer of a majority of ARA’s equity interest to a third-party. Nephrologist partners in certain of our clinics have the right to accelerate the exercise date of certain time-based puts. The Transactions triggered the acceleration of the exercise date of the put rights of certain of our nephrologist partners, but these put rights were waived by our partners having such rights.

From time to time our operating agreement may provide that we cannot take certain specified actions affecting a clinic without the consent of the nephrologist partner(s) for that clinic. Such actions may include (i) a sale, transfer, liquidation or reorganization of all or substantially of the clinic, a merger or dissolution of the clinic, (ii) a lease of all or substantially all of the clinic, (iii) the admission of a new or substituted member, (iv) an amendment or modification of the applicable operating agreement or the constituent documents for the clinic, (vi) certain transactions with affiliates, (vii) any capital calls except to the extent specifically provided, (viii) any hiring or firing of employees of the clinic, (ix) entering into borrowing on behalf of the clinic for a principal amount exceeding a specified principal amount, and (x) entering into any lease agreements on behalf of the clinic where annual payments exceed a specified amount.

Management Services

Our executive and senior management team operates out of our Beverly, Massachusetts headquarters. Executive management located at our corporate headquarters includes our Chairman, Chief Executive Officer, President, Chief Financial Officer and General Counsel. Other corporate staff includes personnel responsible for the management of operations, clinical and regulatory services, corporate compliance, technical services, project management and business development. Our national medical director and five regional directors are dispersed geographically throughout the United States.

Our corporate management is focused on supporting the operation of our dialysis clinics and the practices of our nephrologists. Through ARA, we enter agreements to provide management services to our clinics. For these services, we are typically entitled to the greater of $50,000 or 4-7% of the clinic’s net revenues. In addition, depending on state law, these agreements typically provide for us to employ clinical staff and provide them to the clinic. Our management agreements are typically for a ten-year term with provision for optional renewals at the end of the term. Pursuant to these agreements we provide our nephrologist partners with all of the managerial, accounting, financial, technological and administrative support necessary to operate our clinics, which enables our nephrologist partners to focus on delivering high quality healthcare. We strive to improve the clinical outcomes and operating and financial performance of our dialysis clinics, ensure compliance with applicable laws and regulations, and identify opportunities that are consistent with our growth strategy. The management services we provide to our clinics generally include:

•	supervising site searches and negotiating leases;

•	obtaining and maintaining licenses, permits and certifications;

•	providing manuals, policies and procedures;

•	performing payroll processing, personnel and benefit administration, billing and collection and payment of accounts receivable;

•	providing staff training programs;

•	recommending and purchasing or leasing equipment;

•	preparing and filing cost reports;

•	preparing annual operating budgets;

•	administering financial and clinical information systems;

•	procuring and maintaining insurance policies;

•	performing legal and compliance services;

•	providing strategic marketing; and

•	employing clinical staff.

Quality Care

Our corporate management team promotes a patient and physician-focused corporate culture and other founding philosophies. We believe our culture and founding principles improve the clinical outcomes and operating performance of our dialysis clinics, and ensure our clinics’ compliance with applicable laws and regulations. For example, we believe that our culture of compliance, implemented by facilitating internal compliance audits, compliance hotlines, HIPAA compliance safeguards, as well as through management services such as manuals, policies and procedures and training, has contributed to our clinics’ strong track record in regulatory matters.

We maintain a monthly schedule with senior management and our national medical director to review clinical outcomes on a clinic by clinic basis and individual planning for continuous improvement. Our clinical team works routinely with individual physicians, clinic managers, and dieticians in an effort to optimize clinical outcomes such as anemia management, adequacy of the dialysis treatment (KT/V), nutrition (albumin levels), arterial venous fistula (AV fistula), and other important indicators. Based on the review of outcomes data, action plans, including clinical programs and educational offerings, are developed and implemented. The company has created a clinical ladder system that is used to track key performance data and effect improvement. We believe this system encourages clinic managers to strive for excellence, thereby enhancing quality of care and improving patient outcomes.

EPO and Other Pharmaceuticals

Patients receiving dialysis are also typically administered one or more pharmaceuticals and supplements. Patients are commonly treated with EPO. EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. Anemia involves a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, untreated anemia can cause severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Patients are also commonly treated with vitamin D analogs and iron supplements.

EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. We purchase EPO from Amgen through a group purchasing organization that negotiates the terms on which we purchase EPO. We have entered into agreements with our group purchasing organization and Amgen that provide for specific rebates based on a combination of factors, including process improvement and data submission.

Amgen has also developed and obtained U.S. Food and Drug Administration, or FDA, approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Roche has also developed a drug, Mircera®, used to treat anemia, although it is currently unavailable to patients in the United States due to Amgen’s patent on EPO.

Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can be administered less frequently. In the event that alternatives to EPO are marketed for treatment of dialysis patients, we may realize lower margins on the administration of these pharmaceuticals than are currently realized on EPO. A significant increase in the development and use of other or similar alternatives to EPO, or a change in administration practices, could have a material impact on our operating results.

Over the past few years there has been significant media discussion and government scrutiny regarding anemia management practices for ESRD patients in the United States, mainly as a result of clinical studies that identified risks in patient populations related to the utilization of EPO and similar pharmaceuticals. As a result, the FDA required warning labels for EPO and Aranesp® and changes were made to EPO reimbursement and payment coverage policies. As new information is obtained from research and clinical trials, practice guidelines may change over the next several years. Even though we believe that our anemia management practices have been compliant with existing laws and regulations, we may be subject to further inquiries from a variety of government bodies as these payment policies and practicing guidelines evolve. In addition, reimbursement rates for the administration of EPO and other pharmaceuticals may change in connection with the implementation of bundled reimbursement rates for dialysis services beginning in 2011.

Competition

The dialysis industry is highly competitive. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own clinics, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. According to the USRDS, there were in excess of 5,200 dialysis clinics in the United States at the end of 2009. We face competition from large and medium-sized providers for the identification and retention of patients and for the acquisition of existing dialysis clinics. We face particularly intense competition for the identification and retention of nephrologists, whether as physicians, medical directors or physician partners. In many instances, our competitors have taken steps to include comprehensive non-competition provisions within their medical director agreements, thereby limiting the ability of physicians to serve as medical directors or potential joint venture partners for competing dialysis clinics. These non-competition provisions often contain both time and geographic limitations during the term of the agreement and for a period of years thereafter. Our competitors have threatened and filed litigation seeking to intervene in our relationships with nephrologists based on alleged violations of these non-competition provisions. The ability to successfully attract and retain nephrologist partners and referring physicians is critical to increasing the number of treatments we perform at our clinics which, in turn, is key to driving revenue growth.

The dialysis services industry has undergone rapid consolidation. As of 2007, Fresenius Medical Care, or Fresenius, and DaVita Inc., or DaVita, accounted for approximately 63% of outpatient dialysis patients in the United States. The largest not-for-profit provider of dialysis services, Dialysis Clinic, Inc., accounted for approximately 0.5% of outpatient dialysis patients in the United States. A number of small and medium sized dialysis companies, including our company, collectively account for the remaining outpatient dialysis patients in the United States, with no company accounting for more than 5% of these outpatient dialysis patients.

Because services to the majority of patients in the United States are primarily reimbursed under government programs, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. However, extension of periods during which commercial insurers are primarily responsible for reimbursement and the growth of managed care has placed greater emphasis on service costs for patients with private insurance coverage.

Reimbursement

We derive our revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals. The sources of these revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans and commercial insurance plans.

Medicare Reimbursement

Under the Medicare ESRD program, the payment methodology for dialysis services is established by Congress. The Medicare composite rate, currently set by CMS, pays freestanding dialysis clinics for services provided to Medicare beneficiaries under two methods:

•

the composite payment which includes a base payment, adjusted for case-mix that links payments more closely with illness severity and regional geography differences, and a drug add-on payment, which is updated annually to account for changes in drug prices and utilization; and

•	separately billable ancillary services such as certain physician-ordered tests and pharmaceuticals.

Accordingly, clinics receive a composite payment rate per treatment to cover routine dialysis services, certain pharmaceuticals, routine lab work, and other supplies, as well as a separate payment for some pharmaceuticals, which include EPO, vitamin D analogs and iron supplements that are not included in the composite payment rate. Included in the composite rate payment is a drug add-on adjustment for certain pharmaceuticals, which is based upon average acquisition costs for certain pharmaceuticals used to treat patients with ESRD. Other pharmaceuticals are reimbursed at their average sale price, or ASP, plus 6% based upon prices set by Medicare.

A majority of dialysis patients are covered under Medicare. Dialysis patients become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, which includes the coordination of benefits period, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes a patient’s primary payor, the payment rate for that patient shifts from the employer group health plan rate to the Medicare payment rate.

For each covered treatment, Medicare pays 80% of the amount set by the Medicare system. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the

American Kidney Fund. If a patient does not have secondary insurance coverage, we endeavor to collect payment from the patient using reasonable collection efforts consistent with federal and state law. However, in these cases we are generally unsuccessful in collecting from the patient the 20% portion of the composite rate that Medicare does not pay.

During the year ended December 31, 2010, the Medicare ESRD dialysis reimbursement rates for patients at our clinics were between $126 and $154 per treatment, excluding the administration of separately-billable pharmaceuticals, such as EPO. However, Congress and CMS have addressed the impact of inflation more consistently since 2000, with several increases in the composite rate having occurred through April 2007. In July 2008, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that are separately billed under the current methodology. On July 23, 2010, CMS released the final rule regarding the new bundled payment rate system. We are still evaluating the various components of the new bundled payment rate system, however, we noted that the initial 2011 bundled rate includes reductions of 2% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish budget neutrality. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these co–morbidities at the time of treatment. There are other provisions which may impact payment including an outlier pool and a low volume facility adjustment. Further the new rule requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility will be at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case–mix adjustors, these may be difficult or impossible for our dialysis clinics or billing and other systems to document and track resulting in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withhold that can be earned back by facilities that meet certain defined clinical performance standards.

Medicaid Reimbursement

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. These programs also serve as supplemental reimbursement sources for the co-insurance payments due from Medicaid-eligible patients with primary coverage under Medicare. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are an authorized Medicaid provider in all of the states in which our clinics are located.

Commercial Insurance

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Although commercial payment rates vary, average commercial payment rates are generally higher than Medicare reimbursement rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. Payment methods include a single lump-sum per treatment, referred to as bundled rates, and separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates. In certain circumstances, we may bill commercial payors as out-of-network providers.

Reimbursement for EPO and Other Pharmaceuticals

Over the past several years, CMS has changed its reimbursement and payment coverage policies for EPO. Effective April 2006, CMS implemented a policy for monitoring the dosage of EPO based on the patient’s hematocrit level and for limiting the quantity of EPO that can be administered in any one month. This policy restricts payments based on EPO doses and hemoglobin levels for certain patients and has resulted in overall decreases in the amount of reimbursement payments that we have received from CMS. In addition, effective January 1, 2008, CMS implemented changes to the existing EPO monitoring policy that further limited reimbursement payments.

Congress passed the Medicare Improvements for Patients and Providers Act of 2008 in July 2008. This statute provides for marginal increases in the dialysis composite rate for 2009 and 2010, but also establishes “bundled” payments for goods and services provided during a dialysis treatment beginning in 2011. By statute, the calculation of the new dialysis bundled rate will include, among other items and services, EPO and other erythropoiesis stimulating agents.

Government Regulation

Our operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government payment programs, dialysis clinics and equipment, management of clinics, personnel qualifications, maintenance of proper records and quality assurance programs and patient care.

We have structured our activities and operations to avoid conflict with state law restrictions on the corporate practice of medicine, which generally prohibit non-licensed persons or corporations from employing physicians to practice medicine, restrict the delivery of medical services to those entities owned and controlled only by licensed professionals and prohibit the division or splitting of professional fees between licensed medical doctors and non-licensed individuals or entities. Neither we nor the JVs directly employ physicians, but rather establish relationships on an independent contractor basis through our Medical Director Agreements. Further, we have structured all of our corporate and operational agreements to conform to any licensure requirements, fee-splitting and related corporate practice of medicine prohibitions.

Because we are subject to a number of governmental regulations, our business could be adversely impacted by:

•	loss or suspension of federal certifications;

•	loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;

•	exclusion from government healthcare programs including Medicare and Medicaid;

•	significant reductions or lack of inflation-adjusted increases in payment rates by government programs or reduction of coverage for dialysis and ancillary services and related pharmaceuticals;

•

fines, damages and monetary penalties for federal anti-kickback law violations, Stark Law violations, submission of false claims, civil or criminal liability based on violations of law or other failures to meet regulatory requirements, and similar sanctions under applicable state laws;

•

claims by or on behalf of patients who believe their protected health information has been used or disclosed in violation of federal and state patient privacy laws, or enforcement fines or penalties for violations of these laws;

•

government mandated practice changes that significantly increase our operating expenses or materially alter relationships with our medical directors or nephrologist partners in our dialysis clinics; or

•	refunds of payments received from government payors and government healthcare program beneficiaries because of overpayments or any failures to meet applicable requirements.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future. This regulation and scrutiny could materially adversely impact us.

Licensure and Certification

Our clinics are certified by CMS, as is required for the receipt of Medicare payments. In some states, we are also required to secure additional state licenses and permits for our clinics. Governmental authorities, primarily state departments of health, periodically inspect our clinics to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.

To date, we have not experienced significant difficulty in obtaining certifications from CMS or in maintaining our licenses or our Medicare and Medicaid authorizations.

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. In April 2008, CMS issued new regulations, referred to as Conditions for Coverage, for Medicare-certified ESRD clinics to provide dialysis services. The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased-in implementation date of February 1, 2009 or later. The new regulations are patient, quality and outcomes focused. Among other things, the Conditions for Coverage establish performance expectations for clinics and staff, eliminate procedural requirements and promote continuous quality improvement and patient safety measures. We have established an interdisciplinary work group to facilitate implementation of the Conditions of Coverage and have developed comprehensive auditing processes, policies and procedures to monitor ongoing compliance. We continue to assess the impact these changes will have on our revenues, earnings and cash flows.

Federal Anti-kickback Statute

The federal anti-kickback statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive, make, offer or solicit payments in return for any of the following with respect to items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs:

•	the referral of a Medicare or Medicaid patient for treatment;

•	the ordering or purchasing of items or services; or

•	arranging for or recommending the ordering or purchasing of these items.

Federal criminal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the anti-kickback statute are punishable by imprisonment for up to five years, fines of up to $250,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violations of these laws include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals.

The Department of Health and Human Services regulations create exceptions, known as safe harbors, for some business transactions and arrangements. Transactions and arrangements that satisfy every element of a safe harbor are deemed not to violate the anti-kickback statute. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but can be subject to greater scrutiny by enforcement agencies.

The medical directors for our clinics refer patients to our clinics. Accordingly, the agreements under which we engage our medical directors must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. In particular, because of the nature of our medical directors’ duties, we believe it is impossible to satisfy the safe-harbor requirement that if the services are provided on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for these intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of the personal services safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our medical director agreements do not violate the federal anti-kickback statute. However, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We operate all our clinics in accordance with our JV model, in which we own a controlling interest in our clinics. Our relationships with our nephrologist partners and other referral sources relating to these JVs are required to comply with the anti-kickback statute. Although there is a safe harbor for investment interests in small entities, our JVs do not satisfy every element of this safe harbor. Under current law, physician JVs are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our JVs to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis. Our JVs provide returns to our nephrologist partners only in proportion to their actual investment in the venture. We believe that our JVs do not violate the federal anti-kickback statute. However, since the arrangements do not satisfy every element of the applicable safe harbors, these arrangements could be challenged.

We finance the balance of the capital required to construct and operate the clinics through intercompany loans. Even though there is not a safe harbor for these loans, the intercompany loans do not necessarily violate the anti-kickback statute. They can, however, be subject to greater scrutiny by enforcement agencies. See “Risk Factor—Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.”

We lease space for approximately 16 of our clinics from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 28 of our dialysis clinics. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals.

Because we purchase and sell items and services in the operation of our clinics that may be paid for, in whole or in part, by Medicare or a state healthcare program and because we acquire items and services at a discount, we must structure these arrangements in compliance with the federal anti-kickback statute. Subject to requirements and limitations, discounts representing reductions in the amounts we are charged or that we charge for items or services based on arm’s-length transactions can qualify for safe harbor protection if we fully and accurately report the discounts in the applicable invoices or Medicare cost reports. While some of the safe harbor elements are subject to interpretation, we believe that our vendor contracts that contain discount provisions are in compliance with the anti-kickback statute and the discount safe harbor.

Stark Law

Another federal law, known as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities, including ESRD providers, providing “designated health services,” from referring Medicare patients to these entities for the furnishing of these services, with limited exceptions. Designated health services under the Stark Law include durable medical equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services.

Dialysis services are not included within the definition of designated health services. However, clinical laboratory services, outpatient prescription drugs and inpatient hospital services sometimes are rendered in connection with dialysis. Accordingly, depending on the relationships between physicians and the providers of these designated health services associated with dialysis, the Stark Law could apply. There are several Stark Law exceptions that apply to these associated services. First, the Stark Law includes an exception for all services that are covered as part of a composite rate payment. Because reimbursement for dialysis services is primarily paid under a composite rate, all services included in those composite payments are excepted from the Stark Law prohibitions. The “bundled” Medicare rate for dialysis reimbursement, described under MIPPA, and which will be implemented in 2011, is a composite rate payment. Second, the Stark Law includes a specific exception for EPO and other dialysis-related drugs, which are identified on a list of Current Procedural Terminology, which is published by CMS and revised on an annual basis.

The Stark Law also prohibits the entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral. Therefore, unlike the federal anti-kickback statute, an intention to induce referrals is not required. Sanctions for violations of the Stark Law include denial of payment for the services provided in violation of the law, refunds of amounts collected in violation of the law, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid, and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law. Violations of the Stark law also can form the basis for False Claims Act liability if a person acts with the requisite intent under the False Claims Act. The types of financial arrangements between a physician and an entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

CMS has adopted regulations under the Stark Law implementing the Stark Law’s application to all designated health services. These are commonly referred to as the Stark II regulations.

In August 2008, CMS issued final changes to its Hospital Inpatient Prospective Payment Systems and Fiscal Year 2009 Rates final rules, or IPPS Rules. The IPPS rules contained significant changes to the Stark II regulations. One of these changes will prohibit compensation payable under space or equipment leases based on either:

•	a percentage of revenues attributable to services performed in connection with the lease; or

•	a per unit of services charge to the extent that charge reflects services provided to patients referred by the lessor to the lessee.

These changes became effective on October 1, 2009. While the final rule only affects equipment and space leases, CMS has indicated that they are concerned about other percentage based compensation arrangements, but at this point they have not proposed regulations to prohibit such arrangements.

In addition, the IPPS rules restrict the provision of certain services furnished “under arrangement” by a provider pursuant to an agreement with a hospital, effective October 1, 2009. Several of our JVs have agreements with acute care hospitals to provide dialysis services to the hospitals’ inpatients. As of October 1, 2009, if covered by the Stark Law, these arrangements likely would have had to be unwound pursuant to the IPPS rules. However, the IPPS rules and prior Stark II regulations contain an exception which allows the JVs to continue providing such services under the agreements with the hospitals. Specifically, dialysis services furnished by a hospital that is not certified to provide ESRD services under applicable law, are not considered designated health services for purposes of the Stark Law. Accordingly, the Stark Law prohibitions do not apply to these services. Thus, the physicians affiliated with the applicable JVs may continue to provide these services to hospital inpatients unless and until the Stark II regulations are modified to prohibit the provision of these services.

We believe that various exceptions under the Stark II regulations apply to our provision of dialysis services in our clinics. However, it is possible that CMS could interpret such exceptions not to apply to aspects of our operations. If that were the case, CMS could determine that the Stark II regulations require us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in our JVs held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. If CMS were to interpret the Stark II regulations to apply to aspects of our operations and we were not able to achieve compliance with the Stark II regulations, it would have a material adverse effect on our operations.

If any of our business transactions or arrangements including those described above were found to violate the federal anti-kickback statute or the Stark Law, we could face criminal, civil and administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our earnings.

Fraud and Abuse Under State Law

Many states in which we operate dialysis clinics have statutes prohibiting physicians from holding financial interests in various types of medical clinics to which they refer patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors or nephrologist partners. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests in our common stock or interests in our JVs. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests in our common stock. If these statutes change or are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to our nephrologist partners or to physicians who hold interests in our common stock, we may be required to terminate or restructure some or all of our relationships with, purchase some or all of the ownership interests of, or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could have a material adverse impact on our business.

Federal Laws Related to Fraud and False Statements Relating to Healthcare.

Federal laws, including HIPAA and the False Claims Act, make it unlawful to make false statements or commit fraud in connection with a health benefit program, including Medicare and Medicaid. These federal laws include a prohibition on false statements in connection with compliance with Medicare conditions for coverage, a prohibition on making false statements or submitting false documents in connection with a healthcare benefit program, and a prohibition on making or attempting to make a scheme or artifice to defraud any healthcare benefit program. Any violation of these laws may lead to significant penalties and may have a material adverse effect upon our business.

The False Claims Act

The federal False Claims Act is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the False Claims Act authorizes the imposition of civil penalties on any person who:

•	knowingly presents or causes to be presented to the federal government, a false or fraudulent claim for payment or approval;

•	knowingly makes, uses or causes to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government;

•	conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or

•	knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid or decrease an obligation to pay or transmit money or property to the federal government.

Congress revised the False Claims Act in 2009 to make it unlawful knowingly to file a false claim with the federal government or with a government contractor that is spending money on the government’s behalf or to advance a government interest. In addition, Congress revised the False Claims Act to impose a duty on providers to repay to the federal government any overpayments that it receives from the federal government. A provider may incur substantial penalties for knowingly failing to repay an overpayment to the federal government. As amended, the False Claims Act requires that providers allocate resources to identify overpayments and to train employees on the potential repercussions of filing false claims to the federal government or government contractors and monitor employee actions to detect potential false claims.

The penalties for a violation of the False Claims Act range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each false claim. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Although still subject to dispute, several courts have also determined that a violation of the federal anti-kickback statute or the Stark Law can form the basis for liability under the False Claims Act. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Department of Health and Human Services, or HHS, has enacted extensive regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to the privacy and security of medical information. These regulations require us to maintain extensive policies and procedures and to implement administrative, physical and technical safeguards with respect to protected health information, referred to as PHI, for which we are responsible. HIPAA regulations also include provisions relating to standards for the security of the storage and transmission of electronic-PHI. The regulations were strengthened significantly under the Health Information Technology for Economic and Clinical Health Act, known as the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009. Included in the HITECH Act are significant new requirements for the notification of patients, and other compliance actions, in the event of a breach with respect to unsecured PHI. HHS issued a new breach notification regulation on August 24, 2009, effective on September 23, 2009, that imposes significant notification requirements on covered entity healthcare providers, such as us, that experience breaches of unsecured PHI. On April 27, 2009, HHS provided guidance that set forth elective standards that provide for a “safe harbor” for rendering PHI secure such that an inappropriate use or disclosure involving such PHI would not be subject to the breach notification requirements. We have not yet taken action to meet the safe harbor described under this recently issued guidance. Thus, a breach involving unsecured PHI for which we are responsible, might be subject to the breach notification requirements, which would be expensive. Many of the other requirements set forth in the HITECH Act have not yet been implemented by regulations. If additional implementing regulations under the HITECH Act are especially burdensome, they could have a materially adverse impact on our operations.

State False Claims Laws

Many states have passed their own false claims laws, which generally mirror the False Claims Act and are designed to prevent false claims from being submitted to state healthcare programs and commercial insurers. Violations of these laws may result in monetary penalties or other sanctions to the violator. We believe that we are in material compliance with these laws and regulations. However, violation of these laws and the imposition of related consequences could have a materially adverse impact on our operations.

State Privacy and Medical Record Retention Laws

State patient privacy and confidentiality laws generally require providers to keep confidential certain patient information, including information contained in medical records. Violations of these laws could lead to monetary penalties against providers and sanctions against licensed individuals.

Similarly, medical record retention laws place a duty on providers to retain medical records for certain periods of time and dispose of records in a certain manner. Violations of these duties may result in sanctions from state agencies or from the Medicare program.

We believe that we are in material compliance with these laws and regulations. However, violation of these laws and the imposition of related consequences could have a materially adverse impact on our operations.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws and regulations. These laws and regulations do not classify as hazardous most of the waste produced from dialysis services, although we can be subject to liability under both federal and state laws, as well as under contracts with those who haul our wastes, with respect to our waste disposal. Occupational Safety and Health Administration laws and regulations also apply to us, including, for example, those that require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These requirements apply to all healthcare clinics, including dialysis clinics, and also require employers to determine which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls, as well as comply with various record-keeping requirements. We are not aware of material liabilities affecting us under any of these requirements.

A few states have certificate of need programs regulating the establishment or expansion of healthcare clinics, including dialysis clinics.

As discussed below, we lease many and own several properties, all in the United States. If contamination is discovered in our buildings or in the surface or subsurface or in the groundwater beneath any of our facilities, whether leased or owned, we may be liable for the investigation or cleanup of the contamination and for damages arising out it, pursuant to applicable state and/or federal law and/or under the terms of our leases. Such liability may arise even when we do not cause or contribute to the contamination (for example, where it is caused by a prior occupant or a neighbor). We believe we take reasonable precautions to avoid contamination in or affecting our facilities, and we are not aware of any such issues that have resulted in material liability to us. We cannot assure you, though, that such conditions will not affect us in the future.

Corporate Compliance Programs

We have adopted and maintain an active corporate compliance program, including a plan document, corporate compliance officer, compliance hotline, the policies and procedures designed to ensure compliance with applicable healthcare laws and proper billing of claims, and employee training regarding such policies and procedures.

In addition, we have adopted and maintained a HIPAA compliance plan document, privacy and security officers, policies and procedures designed to ensure compliance with HIPAA and the privacy and security rules and employee training regarding such policies and procedures.

Properties and Clinics

Our corporate headquarters are located at 66 Cherry Hill Drive, Beverly, MA 01915-1072 in a 30,649 square foot leased portion of an office building. The lease for our headquarters expires on December 31, 2012 and includes a five year renewal option.

As of December 31, 2010 we had 93 dialysis clinics located in California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Ohio, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia, Washington, D.C. and Wisconsin. Our dialysis clinics range in average size from approximately 6,500 to 7,000 square feet. We own the land and buildings for one of our dialysis clinics, and our JVs own the land and buildings for two of our dialysis clinics. Our remaining dialysis clinics are located on premises that we lease. The majority of our dialysis clinics are leased under non-cancelable operating leases expiring in various years through 2023. Most lease agreements cover periods from five to ten years, and contain renewal options of five to ten years at the fair rental value at the time of renewal.

Employees

As of December 31, 2010, we had 1,894 employees, consisting of 643 nurses, 833 patient care and equipment technicians and 418 other employees. Our 125 nephrologist partners are not our employees, nor are our medical directors, who are paid pursuant to their contractual arrangements. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

Legal Proceedings

We are subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission. The Decision and Order was entered in 2007 following a nonpublic, informal investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibits us for a period of ten years from September 7, 2007, without prior notice to the Federal Trade Commission from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick. These prohibitions are subject to a number of exceptions that permit us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied and intend to continue to comply with the terms of the Decision and Order. We do not believe that compliance with the Decision and Order will have a material impact on our revenues, earnings or cash flows.

We are also subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Relating to Our Business

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For the year ended December 31, 2010, we derived approximately 42% of our net operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

We are continuously in the process of negotiating agreements with our commercial payors, who are increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. It is possible that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. Commercial payors may restructure their benefits to create disincentives for patients to select or remain with out-of-network providers or may decrease payment rates for out-of-network providers. Through our affiliation with dialysis provider trade organizations, we are resisting attempts to limit access to out-of-network providers through regulatory, legislative and legal means. Because some of our clinics are currently designated as out of network providers for our current commercial payors, decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Additionally, our revenues are sensitive to the percentage of patients with commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, including a 3-month coordination of benefits period. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs, our revenues, earnings and cash flows would be adversely affected.

We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely as a result of the current economic recession which has reduced the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under, state Medicaid programs and the Medicare ESRD program could adversely affect our operating results and financial condition.

We derived approximately 3% of our revenues for the year ended December 31, 2010 from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our net operating revenues for the year ended December 31, 2010 were generated by the VA. The new VA payment methodology will have a significant negative impact on our net operating revenues and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve.

During the year ended December 31, 2010, we derived approximately 58% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid. Prior to January 2011, the Medicare ESRD program paid us for dialysis treatment services at a single composite rate for each dialysis treatment, adjusted based upon geography and individual patient characteristics. The composite rate included the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. This Medicare ESRD program did not provide for regular percentage increases in the composite rate. Accordingly, the amounts by which we were reimbursed for our services were not adjusted to keep pace with inflation, even if our operating costs, which include labor and supply costs, increased.

Other services and pharmaceuticals, vitamin D analogs, and iron supplements, were separately billed. These separately-billable pharmaceuticals include erythropoietin (“EPO”), a pharmaceutical used to treat anemia, a common complication associated with ESRD.

In July 2008, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments are made under a bundled payment rate which provides for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the previous methodology. On July 23, 2010, CMS released the final rule regarding the new bundled payment rate system. We noted in our review of the rate that the initial 2011 bundled rate includes reductions of 2% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish budget neutrality. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these co-morbidities at the time of treatment. There are other provisions which may impact payment including an outlier pool and a low volume facility adjustment. Further the new rule requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case-mix adjustors, these may be difficult or impossible for our dialysis clinics or billing and other systems to document and track resulting in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards however, to the extent our facilities do not fully meet the established benchmarks, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. All of our clinics with the exception of one elected to move fully to the bundled payment system. At this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or the new bundled payment.

Federal or state healthcare reform laws could adversely affect our operating results and financial condition.

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act that modified the newly enacted Patient Protection and Affordable Care Act, commonly referred to as the Health Care Reform Act. This culmination of a yearlong legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to dialysis services, is unknown.

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the health care reform bill in their respective states. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals increase the number of insured persons by expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payors. As a result, commercial payors may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are in their earliest stages.

Given the recent enactment of the Health Care Reform Act, and taking into account proposed state reforms and possible legal challenges, we cannot predict how our business will be affected by the full implementation of these and future actions. The Health Care Reform Act, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

If we fail to adhere to all of the complex federal, state and local government regulations that apply to our business, we could suffer severe consequences and it could adversely affect our operating results and financial condition.

Our dialysis operations are subject to extensive federal, state and local government regulations, all of which are subject to change. These government regulations currently relate, among other things, to:

•	government healthcare program participation requirements and reimbursement for patient services, including Medicare and Medicaid reimbursement rules and regulations;

•	federal and state anti-kickback laws, the federal Stark Law’s prohibition on physician self-referrals and analogous state physician self-referral statutes;

•	false claims prohibitions for healthcare reimbursement programs and other fraud and abuse laws and regulations, including amendments to the federal False Claims Act in 2009;

•

federal and state laws regarding record keeping requirements, privacy and security protections applicable to the collection, use and disclosure of protected health information, security breach notification requirements relating to protected health information, and standards for the exchange of electronic health information, electronic transactions and code sets and unique identifiers for providers;

•	corporate practice of medicine;

•	licensing and certification requirements applicable to our dialysis clinics; and

•	regulation related to health, safety and environmental compliance, including medical waste disposal.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with physicians to comply with state and federal anti-kickback laws, the federal Stark Law and applicable state self-referral laws. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if a governmental agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Both federal and state government agencies, as well as private payors, have heightened and coordinated audits and administrative, civil, and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including the following:

•	cost reporting and billing practices;

•	quality of care;

•	financial reporting;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

In addition, CMS has increased the frequency and intensity of its certification inspections of dialysis clinics. State and federal governments have increased enforcement efforts and discussions related to proposed federal and state healthcare reform raise the possibility of significantly increased funding for enforcement of anti-fraud, physician self-referral, and false claims laws against healthcare providers. We may be especially susceptible to state law regulation risks in states where we have large concentrations of business and in states in which we establish new JVs but in which we may be unfamiliar with the regulatory requirements. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO. To the extent that any of this documentation is found insufficient, we may be required to refund any amounts received from this administration by government or commercial payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews. Medicare Administrative Contractors are now active in many, but not all, states and are responsible for performing the functions previously performed by fiscal intermediaries. Medicare is also in the process of implementing a network of privately contracted auditors, called Recovery Audit Contractors, or RACs, which will conduct post-payment reviews to identify improper payments made by Medicare to providers. The RACs have been assigned to each of the four regional jurisdictions covering the United States under the Recovery Audit Contractor Program. They are scheduled to be fully functional by 2010, but are already operating in several states and are performing limited post-payment reviews. RACs are to be paid on a contingency basis for all overpayments identified and recovered. If any of these enforcement actions or payment reviews identifies non-compliance or overpayments by us, they could adversely affect our operating results and financial condition.

The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from these requirements may result in government audits, lower reimbursements, recoupments or voluntary repayments, and the potential loss of certification. Further, if any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

•	suspension or termination of our participation in government payment programs;

•	refunds to the government and third-party payors of amounts received in violation of law or applicable payment program requirements;

•	loss of required government certifications or exclusion from government payment programs;

•	loss of licenses required to operate healthcare clinics in some of the states in which we operate;

•	reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;

•

fines, damages or monetary penalties for anti-kickback law violations, federal Stark Law violations, violations of state self-referral and anti-kickback prohibitions, submission of false claims, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;

•

claims for monetary damages from or on behalf of patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws, or the imposition of fines and penalties for violations of those laws;

•	mandated practice changes that significantly increase operating expenses; and

•	termination of relationships with medical directors or healthcare providers.

In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. If such enforcement initiatives are undertaken or if we become subject to any federal or state audits or investigations we are unable to predict the impact such actions would have on our business, financial position or results of operations. See “Business—Government Regulation.”

The laws and regulations relating to our operations vary from state to state, and many states prohibit general business corporations, as we are, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. We have structured our activities and operations to avoid conflict with state law restrictions on the corporate practice of medicine, and we have structured all of our corporate and operational agreements to conform to any licensure requirements, fee-splitting and related corporate practice of medicine prohibitions. See “Business—Government Regulation.” However, other parties may assert that we are engaged in the corporate practice of medicine or unlawful fee-splitting despite the way we are structured. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements.

Our attempt to expand through development of de novo clinics or acquisition of existing dialysis clinics entails risks to our growth, as well as our operating results and financial condition.

We have experienced rapid growth since our inception. We have grown primarily through the development of de novo dialysis clinics as JVs with nephrologists or nephrologist groups, but we have also grown through the acquisition of existing clinics that we have restructured as JVs. Growth through development and acquisition places significant demands on our financial and management resources. Inability on our part to address these demands could adversely affect our growth, as well as our operating results and financial condition.

We generally expand by seeking appropriate locations for a dialysis clinic, taking into consideration the potential patient base, payor types, the availability of a nephrologist to be our medical director and nephrologist partner, and a skilled work force including qualified and cost-effective nursing and technical personnel. The inability to identify suitable locations, suitable nephrologist partners and workforce personnel for our dialysis clinics could adversely affect our growth as well as our operating results and financial condition.

The cost of developing a de novo dialysis clinic can be expensive and may include costs related to construction, equipment and initial working capital. In general, acquiring an existing dialysis clinic is more costly than developing a de novo dialysis clinic, but has historically been a faster means for achieving profitability. De novo dialysis clinics are subject to various risks, including risks associated with the availability and terms of financing for development and securing appropriate licenses. In addition, our de novo clinics may not become cash flow positive or profitable on a timely basis or at all. The inability to develop de novo clinics or acquire existing clinics on reasonable terms or in a cost-effective manner could adversely affect our growth as well as our operating results and financial condition. There is no assurance that we will be able to continue to successfully expand our business through establishing de novo clinics, or that de novo clinics will be able to achieve profitability that is consistent with our past results.

Our business strategy includes the selective acquisition of existing dialysis clinics. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we may not be successful. In addition, even in cases where we are able to obtain indemnification, we may be subject to liabilities greater than the contractual limits of our indemnification or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that could adversely impact our operating results.

If physicians cease referring patients to our dialysis clinics, our revenues would decrease.

Our dialysis services business is dependent upon patients choosing our clinics as the location for their treatments. Patients may select a clinic based, in whole or in part, on the recommendation of their physician. We believe that physicians and other clinicians typically consider a number of factors when recommending a particular dialysis facility to an ESRD patient, including, but not limited to, the quality of care at a clinic, the competency of a clinic’s staff, convenient scheduling, and a clinic’s location and physical condition. Physicians, including our nephrologist partners who are our medical directors, may change their facility recommendations at any time, which may result in the transfer of our existing patients to competing clinics, including clinics established by the physicians themselves. Our dialysis care business also depends on recommendations by hospitals, managed care plans and other health care institutions. If a significant number of providers cease referring their patients to our clinics, this would reduce our dialysis care revenue and could materially adversely affect our overall operations.

Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.

We take great efforts to ensure that our JV arrangements and medical director agreements comply with applicable laws and government regulations or fall within applicable safe harbors. Our business model is focused exclusively on JVs with nephrologist partners, which we have sought to structure in compliance with the federal anti-kickback statute, the Stark Law, and analogous state anti-kickback and self-referral laws, including the exceptions applicable to Medicare ESRD services. Many of our JVs with physicians or physician groups also involve the nephrologist partners providing medical director services to those clinics. Under Medicare regulations, each of our dialysis clinics is required to have an active medical director who is responsible for decision-making in analyzing core processes and patient outcomes and in stimulating a team approach to Continuous Quality Improvement and patient safety. For these services, we retain a physician on an independent contractor basis at an annual fixed fee to serve as the medical director. In the majority of cases, the medical director is also a nephrologist partner of ours in the particular dialysis clinic in question.

We believe that our relationships with our nephrologist partners, which includes our medical directors, meet most but not all of the elements of one of the safe harbors to the federal anti-kickback statute and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor are not prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services has indicated a concern about joint venture arrangements between physicians and other healthcare providers that may benefit from referrals of patients by those physicians or other business generated between the parties. Accordingly, there is some risk that the OIG or another government agency might investigate our JV arrangements and medical director contracts. In addition, if physician self-referral laws were to be interpreted differently than they currently are, we may be found to be in violation of such laws. If our arrangements with our medical directors were investigated and determined to violate the federal anti-kickback statute or analogous state laws, we could be required to restructure these relationships. We could also be subjected to severe monetary consequences that could adversely affect our operating results and financial condition, including the repayment of amounts received from Medicare by the offending clinics and the payment of penalties.

If we cannot renew our medical director agreements or enforce the noncompetition agreements with our medical directors, whether due to regulatory or other reasons, our operating results and financial condition could be materially and adversely affected.

Our medical director contracts are for fixed initial ten-year periods with automatic renewal options. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the safe harbor provisions of the anti-kickback statute, Stark Law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to recommend us to their patients. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop recommending our dialysis clinics to their patients. If a significant number of physicians were to cease recommending our dialysis clinics to their patients, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

If a medical director agreement terminates, whether before or at the end of its term, it may negatively impact that former medical director’s decision to treat his or her patients at one of our clinics. All of our medical director agreements provide for noncompetition restrictions prohibiting the medical directors from owning an interest in or serving as a medical director of a competing facility within specified geographical areas for specified periods of time. If we are unable to enforce the noncompetition provisions contained in our medical director agreements, it is possible that these medical directors may choose to provide medical director services for competing providers or establish their own dialysis clinics in competition with ours.

Delays in state Medicare and Medicaid certification of our dialysis clinics could adversely affect our operating results and financial condition.

We are required to obtain state and federal certification for participation in the Medicare and Medicaid programs before we can begin billing for patients treated in our clinics who are enrolled in government-based programs. Due to budgetary pressures, significant delays in certification have occurred in some states and additional delays may occur in the future. For example, the state of Texas stopped certifying dialysis clinics during a portion of 2009, and the state of California experienced significant delays in certifying dialysis clinics during 2009. Failures or delays in obtaining certification could cause significant delays in our ability to bill for services provided to patients covered under government programs, cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close clinics or our clinics’ operating performance deteriorates. This could have an adverse effect on our operating results and financial condition.

Our business is subject to substantial competition, which could adversely impact our operating results and financial condition as well as growth.

The development, acquisition and operation of dialysis clinics is highly competitive. Our competition comes from other dialysis clinics, many of which are owned by much larger public companies, small to mid-sized private companies, acute care hospitals, nursing homes and physician groups. The dialysis industry is rapidly consolidating, resulting in several large dialysis companies competing with us for the acquisition of existing dialysis clinics and the development of relationships with nephrologists to serve as medical directors for new clinics. Over the past few years, several dialysis companies, including some of our largest competitors, have adopted a JV model of dialysis clinic ownership resulting in increased competition in the development, acquisition and operation of our JV dialysis clinics. The addition of competitors using a JV model could adversely affect our growth as well as our operating results and financial condition. Some of our competitors have significantly greater financial resources, more dialysis clinics and a significantly larger patient base. Some of our competitors may also be able to achieve better economies of scale by asserting leverage against their suppliers and other commercial parties.

Changes in clinical practices relating to EPO, the use and marketing of alternatives to EPO and payment rates or rules for EPO and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients.

Payments for the administration of EPO and other pharmaceuticals accounted for approximately 32% of our revenues for the year ended December 31, 2010, with payments for EPO accounting for approximately 21% of our revenue. Changes in clinical practices that result in decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could adversely affect our operating results and financial condition. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of the utilization of erythropoiesis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and has indicated that they will convene in 2010 to further review ESA labeling. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, the CMS Medical Evidence Development & Coverage Committee (“MEDCAC”) met to examine currently available evidence on the use of erythropoiesis stimulating agents (“ESAs”), including EPO. MEDCAC is an independent body established to provide guidance and expert advice to CMS on clinical issues. At the meeting, evidence was presented from current and recently completed clinical studies regarding the effectiveness of use of ESAs to manage anemia in patients who have chronic kidney disease. No policy determinations or recommendations concerning the manner in which ESAs, such as EPO, are covered or reimbursed under Medicare were made at the meeting, although MEDCAC is empowered to submit future recommendations to CMS following its review of the available evidence. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and government payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

Amgen Inc. (“Amgen”) is the sole supplier of EPO. We purchase EPO from Amgen through a group purchasing organization that negotiates the terms on which we purchase EPO. The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances or as a result of excessive demand. In addition, our group purchasing organization may be unable to negotiate acceptable terms for us to purchase EPO from Amgen, or Amgen may unilaterally decide to increase its price for EPO at any time. If that occurs, we may have no ability on our part to pass any price increases to our payors. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreements with our group purchasing organization and Amgen for EPO include potential rebates that depend upon our achievement of certain criteria, we cannot predict whether we will continue to receive rebates for EPO at the levels that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreements with our group purchasing organization and Amgen provide for specific rebates off list price based on a combination of factors, including data submission. Factors that could impact our ability to qualify for rebates provided for in our agreements with our group purchasing organization and Amgen in the future include our ability to track data elements. Failure to meet targets and earn the specified rebates could adversely affect our operating results and financial condition.

Amgen has developed and obtained FDA approval for Aranesp®, and Roche has developed Mircera®, each of which are pharmaceuticals used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® and Mircera® are administered less frequently. If Aranesp®, Mircera® or any future alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of these pharmaceuticals than we currently realize with EPO. A significant increase in the development and use of similar alternatives to EPO, or a change in drug administration practices, could adversely affect our operating results and financial condition.

Most of our EPO reimbursement is from government programs. In recent years, the Centers for Medicare & Medicaid Services, or CMS, revised its rules for reimbursement of pharmaceuticals, including EPO, which resulted in a net reduction of average Medicare payment rates. In 2006, reimbursement for EPO was set at the average sales price plus 6%, which resulted in a decreased reimbursement for pharmaceuticals, but was offset by a 1.6% composite rate increase. If government or commercial payors further reduce reimbursement for EPO, then our revenues, earnings and cash flows may decline.

The Medicare Improvements for Patients and Providers Act of 2008 provides for marginal increases in the dialysis composite rate for 2009 and 2010, but also establishes “bundled” payments for goods and services provided during a dialysis treatment beginning in 2011. By statute, the items and services in the new dialysis bundled rate will include in its calculation, among other things, EPO and other erythropoiesis stimulating agents.

Current economic conditions, including the current recession in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets, could adversely impact our operating results and financial condition.

The current economic recession in the United States and worldwide economic slowdown could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenues that may result from these conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Our business may be particularly sensitive to economic conditions in certain states in which we operate a large number of clinics, such as Florida, Rhode Island or others. The increased job losses and elevated unemployment rates in the United States resulting from the recession could result in a smaller percentage of patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, if the current turmoil in the financial markets continues, interest rates may increase and it could be more difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of the current economic conditions which currently cannot be anticipated, could adversely impact our operating results and financial condition.

We may be subject to liability claims for damages and other expenses not covered by insurance that could adversely impact our operating results.

The administration of dialysis services to patients may subject us to litigation and liability for damages based on an allegation of malpractice, professional negligence in the performance of our treatment and related services, the acts or omissions of our employees, or other matters. Our exposure to this litigation and liability for damages increases with growth in the number of our clinics and treatments performed. Potential judgments, settlements or costs relating to potential future claims, complaints or lawsuits could result in substantial damages and could subject us to the incurrence of significant fees and costs. Our insurance may not be sufficient or available to cover these damages, costs or expenses. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes and professional and general liability claims.

Our insurance costs have been increasing substantially over the last several years, and our coverage may not be sufficient to cover claims and losses.

We maintain a program of insurance coverage against a broad range of risks in our business. In particular, we maintain professional liability insurance, subject to deductibles. The premiums and deductibles under our insurance program have been increasing over the last several years as a result of general business rate increases. We are unable to predict further increases in premiums and deductibles, but based on recent experience, we anticipate further increases in this area, which could adversely impact earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums, but in limited liability on behalf of the insurance carriers. Our ability to obtain the necessary and sufficient insurance coverage for our operations upon expiration of our insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. We could be materially and adversely affected by any of the following:

•	our inability to obtain sufficient insurance for our operations;

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles; and

•	an inability to obtain one or more types of insurance on acceptable terms.

There are significant risks associated with estimating the amount of revenues that we recognize that could impact the timing of our recognition of revenues or have a significant impact on our operating results and financial condition.

There are significant risks associated with estimating the amount of revenues that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for an extensive number of patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs also are subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing of our recognition of revenues and have a significant impact on our operating results and financial condition.

We may be the subject of inquiries by governmental authorities, any of which could result in substantial penalties against us.

From time to time, we may be the subject of inquiries or investigations by governmental authorities. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare and Medicaid programs, and, in some cases, criminal penalties. Further, in many cases the mere existence or announcement of any such inquiry could have a material adverse effect on our business. While some proceedings against companies in our industry may be filed under seal, we have no notice or knowledge that proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for these investigations to continue for a considerable period of time. Responding to these investigations can require substantial management attention and significant legal expense, which could materially adversely affect our operations.

If our key supplier is unable to meet our needs or if we are unable effectively to access new technology it could adversely affect our operating results and financial condition.

Amgen Inc. is the sole supplier of EPO, the administration of which makes up a significant portion of our revenues. If this supplier is unable to meet our needs for EPO or EPO alternatives, including in the event of a product recall, and we are not able to find adequate alternative sources, it could adversely affect our operating results and financial condition.

In addition, the technology related to EPO is subject to new developments that may result in superior products. If we are not able to access these superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for products, we could face patient attrition which could adversely affect our operating results and financial condition.

Material decisions regarding our dialysis clinics may require consent or trigger rights of our nephrologist partners, and we may be required to purchase the ownership interests of our nephrologist partners or be unable to take actions that we believe are in our best interest.

Our nephrologist partners participate in material strategic and operating decisions we make for our clinics. For example, we generally must obtain the consent of our nephrologist partners before making any material amendments to the operating agreement for the dialysis clinic or admitting additional members. See “Business—JV Operating Agreements”. In addition, some of our JV operating agreements grant our nephrologist partners rights to require us to purchase—at fair market value or book value depending on the circumstances— their ownership interests at certain set times or upon the occurrence of certain triggering events. Event-based triggers of these rights in various JV operating agreements may include sale of assets, closure of the clinic, acquisitions over a certain dollar amount, failure to make distributions and other events. The consummation of the Transactions triggered some of these rights of our nephrologist partners, but such rights were waived. Time-based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates.

The rights of our nephrologist partners to approve material decisions could limit our ability to take actions that we believe are in our best interest and the best interest of the dialysis clinic. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our nephrologist partners.

The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including borrowings under the New Revolving Credit Facility and the payments of the notes being exchanged hereby. As a result of the exercise of these rights by nephrologist partners, we may also lose the JV ownership structure in some of our clinics. As of December 31, 2010, we have recorded liabilities of approximately $36 million for all existing time-based obligations and approximately $8 million for all existing event-based obligations to our nephrologist partners, which amounts reflect our estimation of fair market value as of December 31, 2010.

Shortages of qualified skilled clinical personnel, or higher than normal turnover rates, could affect our ability to grow and deliver quality, timely and cost-effective care services.

We depend on qualified nurses and other skilled clinical personnel to provide quality service to patients in our clinics. Competition is intense for qualified nursing, technical staff and nephrologists. We depend on our ability to attract and retain skilled clinical personnel to support our growth and generate revenues. There is currently a shortage of skilled clinical personnel in many of the markets in which we operate our clinics as well as markets in which we are considering opening new clinics. This nursing shortage may adversely affect our ability to grow or, in some cases, to replace existing staff, thereby leading to disruptions in our services. In addition, this shortage of skilled clinical personnel and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk. For example, some states have adopted or are considering legislation that would prohibit forced overtime for nurses or establish mandatory staffing level requirements.

In response to the shortage of skilled clinical personnel, we have increased and are likely to have to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses at a higher expense until we hire permanent staff nurses. We may not be able to increase the rates we charge to offset increased costs. The shortage of skilled clinical personnel may in the future delay our ability to achieve our operational goals at a dialysis clinic by limiting the number of patients we are able to service. The shortage of skilled clinical personnel also makes it difficult for us in some markets to reduce personnel expense at our clinics by implementing a reduction in the size of the skilled clinical personnel staff during periods of reduced patient admissions and procedure volumes. In addition, we believe that retention of skilled clinical personnel is an important factor in a patient’s decision to continue receiving treatment at one of our clinics. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

Growing numbers of skilled clinical personnel are also joining unions that threaten and sometimes call work stoppages. Currently, none of our employees belong to a union. Union organizing activities at our clinics could adversely affect our operating costs, our employee relations, productivity, earnings and cash flows.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management. Although we have employment agreements with our Chairman, Chief Executive Officer, President and Chief Financial Officer, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient members of qualified management or other personnel could have a material adverse effect on us.

We depend on our relationships with our medical directors. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we were not able to maintain these relationships.

Our business depends on the efforts and success of the physicians who are medical directors at our clinics and the strength of our relationships with these physicians. The efforts of our medical directors directly correlate to the patient satisfaction and operating metrics of our clinics. Our revenues would be reduced if we lost our relationship with one of these key medical directors or group of medical directors. In addition, any failure of these medical directors to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our clinics or any damage to the reputation of a key medical director or group of medical directors could damage our reputation, subject us to liability and significantly reduce our revenues.

In addition our ability to attract physicians to enter into JV partnerships with us is essential to the growth of our business. If we became unable to attract physicians to enter into JV partnerships it would have a material adverse effect on us.

We may make significant loans to, and are generally liable for a proportionate share of the debts and other obligations of, our JV clinics.

We own and operate our JV clinics through arrangements in which we own, generally, between 51% and 75% of the ownership interests and our nephrologist partners own the remainder interests. In each of our JVs we are liable for our proportionate share (based upon interests) of the third-party debts and other obligations of the JV. Our nephrologist partners guarantee their proportionate share of these non-consolidated third-party debts, which are commonly secured by a lien on substantially all of the clinics’ assets. As of December 31, 2010, we guaranteed approximately $1.6 million of the third-party debt owed by these clinics. A failure of a clinic to repay these debts, or the occurrence of an event of default under the applicable debt arrangements for that clinic, could result in a loss of the applicable clinic. Further, a failure of our nephrologist partners to satisfy their obligations under their guarantees of these debts could also result in the forfeiture of the applicable clinic(s) or may require us to provide further funds in excess of our guarantee to prevent such loss. Our financial condition and results of operations would be materially adversely affected if our clinics are unable to pay these third-party debts, or if our nephrologist partners are unable to satisfy their associated guarantees.

Following the Transactions, we expect that indebtedness at the clinic level will, in most cases, be funded through intercompany loans that we provide. Pursuant to these intercompany lending arrangements we will obtain a secured interest in substantially all of the clinic’s assets to secure the repayment of the intercompany loan. However, our financial condition and results of operations would be materially adversely affected if our clinics are unable to repay these intercompany loans.

We will be required to evaluate the effectiveness of our internal controls when we become subject to the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements, and have management review the effectiveness of those controls on an annual basis (and, in certain cases, have the independent auditor attest to the effectiveness of such internal controls). We are not currently required to comply with these requirements, and therefore may not have comparable procedures in place as compared to public companies.

We will, to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, be required to annually complete an evaluation of our internal controls over financial reporting beginning in 2011. Because we have not completed such evaluations in the past, we cannot predict the outcome of this testing and our internal controls over financial reporting may not be effective. If our internal controls are ineffective, our financial results could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with these evaluations.

We are indirectly owned and controlled by the Sponsor, and the Sponsor’s interests as equity holders may conflict with yours as a creditor.

The Sponsor owns a significant majority of our parent company’s equity and, accordingly, will have the ability to control our policies and operations. As a result, the Sponsor has control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsor may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.

The Sponsor may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, clinic openings and closings, sales of real estate and other assets, employee headcount levels and initiatives to reduce costs and expenses. We cannot provide assurance that the future business operations of our company will remain broadly in line with our existing operations.

The Sponsor is also in the business of making investments for their own accounts in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsor owns a significant amount of the outstanding shares of our common stock, the Sponsor will continue to be able to influence or effectively control our decisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned and operated 93 dialysis clinics treating more than 6,600 patients in 17 states and the District of Columbia, each of which is consolidated in our financial statements. The locations of these clinics at December 31, 2010 were as follows:

State	Centers	State	Centers	State	Centers
Florida	24	Colorado	5	Wisconsin	2
Ohio	11	Virginia	4	Louisiana	1
Rhode Island	9	Texas	4	California	1
Pennsylvania	9	South Carolina	3	District of Columbia	1
Massachusetts	8	Maryland	2	Missouri	1
Georgia	5	Illinois	2	Michigan	1

				TOTAL	93

We have developed our clinics in a manner that we believe promotes high-quality patient care. Our typical clinic is approximately 6,500 to 7,000 square feet. We select clinic locations to maximize appeal and convenience based on demographic and other factors. One of the primary considerations in selecting a clinic location is finding an area with an existing patient base under the current treatment of local nephrologists interested in working with a dialysis clinic. Other considerations include:

•	the types of commercial insurance in the area and the dialysis patient census they serve;

•	the availability and cost of qualified and skilled personnel, particularly nursing and technical staff;

•	the size and condition of the proposed clinic and its equipment;

•	the atmosphere for the patients;

•	the area’s demographics and population growth estimates;

•	state regulation of dialysis and healthcare services; and

•	the existence of competitive factors such as existing outpatient dialysis clinics within reasonable proximity to the proposed clinic.

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical de novo clinic by us generally requires approximately $1.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a de novo clinic typically opens within a year after the property lease is signed and normally achieves operating profitability in the first 12 months after certification. Acquiring an existing clinic or group of clinics requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations.

All of our clinics lease their space on terms that we believe are customary in the industry. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission. The Decision and Order was entered in 2007 following a nonpublic, informal investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibits us for a period of ten years from September 7, 2007, without prior notice to the Federal Trade Commission from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick. These prohibitions are subject to a number of exceptions that permit us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied and intend to continue to comply with the terms of the Decision and Order. We do not believe that compliance with the Decision and Order will have a material impact on our revenues, earnings or cash flows.

We are also subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 30, 2011 and no equity securities of the Company are authorized for issuance under any equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial and operating information, which you should read in conjunction with, and is qualified in its entirety by reference to, our historical financial statements, the notes to those statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial information set forth below as of December 31, 2009 and 2010 and for the years ended December 31, 2008, 2009 and the period January 1, 2010 through May 7, 2010 (predecessor periods) and May 8, 2010 through December 31, 2010 (successor period) has been derived from our audited consolidated financial statements included in this annual report. The selected consolidated financial information set forth below as of December 31, 2006 and 2007 and for each of the years ended December 31, 2006 and 2007 has been derived from our unaudited and audited consolidated financial statements, respectively, not included in this annual report. Historical results are not indicative of future performance.

	Predecessor Entity					Successor Entity
	As of and for the Year Ended December 31,				As of May 7, 2010 and for the period from January 1, 2010 through May 7, 2010	As of December 31, 2010 and for the period from May 8, 2010 through December 31, 2010
(in thousands, except ratios and operating data)	2006	2007	2008	2009
	(unaudited)
Statement of Income Data:
Net operating revenues	$145,118	$178,391	$217,777	$262,989	$102,094	$202,761
Operating expenses:
Patient care costs	91,859	115,058	141,810	170,826	66,042	130,558
General and administrative expense	14,576	18,595	19,944	24,819	10,016	22,517
Merger and related expenses	—	—	—	—	7,378	15,783
Depreciation and amortization	6,682	7,919	9,777	12,127	4,429	10,746
Provision for doubtful accounts	2,781	3,258	4,834	3,216	(334)	1,915

Total operating expenses	115,898	144,830	176,365	210,988	87,531	181,519

Operating income	29,220	33,561	41,412	52,001	14,563	21,242
Interest expense, net	(12,845)	(13,695)	(13,729)	(14,948)	(5,717)	(14,821)

Income before income taxes	16,375	19,866	27,683	37,053	8,846	6,421
Income tax expense (benefit)	309	4,409	6,860	9,524	2,264	(2,260)

Net income	16,066	15,457	20,823	27,529	6,582	8,681
Less: Net income attributable to noncontrolling interests	(11,833)	(14,706)	(17,179)	(22,391)	(9,266)	(18,444)

Net income (loss) attributable to ARH	$4,233	$751	$3,644	$5,138	$(2,684)	$(9,763)

Other Financial Data:
Total assets	$104,544	$128,700	$157,082	$173,722		$697,054
Long-term debt	63,152	69,943	76,137	64,261		245,594
Redeemable preferred stock	40,926	47,461	54,730	62,799		—
Capital expenditures (1)	9,296	15,218	21,254	15,067
Ratio of earnings to fixed charges (2)	1.31	1.33	1.64	1.81	0.94 (3)	0.30 (4)
Operating Data:
Number of clinics (as of end of period)	53	64	75	83		93
Patients (as of end of period)	3,041	3,740	4,545	5,405		6,628
Number of treatments	418,584	503,576	604,888	745,812
Revenues per treatment (5)	$347	$354	$360	$353
Patient care costs per treatment (5)	$219	$228	$234	$229
General and administrative expenses per treatment (5)	$35	$37	$33	$33

(1)	Includes the following capital expenditure type:

	Year Ended December 31,
	2006	2007	2008	2009	2010(6)
Development capital expenditures	$7,846	$12,887	$18,764	$11,056	$15,438
Maintenance capital expenditures	1,450	2,331	2,490	4,011	3,270

Total capital expenditures	$9,296	$15,218	$21,254	$15,067	$18,708

(2)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consists of income from operations before income taxes plus fixed charges less amounts attributable to noncontrolling interests. Fixed charges consist of interest expense and interest portion of rent expense.
(3)	Represents a deficiency of approximately $420,000.
(4)	Represents a deficiency of approximately $12,023,000.
(5)	We calculate revenues per treatment, patient care costs per treatment and general and administrative expenses per treatment by dividing net operating revenues, patient care costs and general and administrative expenses for the applicable period by the number of treatments performed in the applicable period.
(6)	Unaudited pro forma amount calculated by summing capital expenditures from the predecessor and successor periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the beginning of this document. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

Merger and Presentation

On March 22, 2010, ARH entered into the Merger Agreement with American Renal Associates Holdings, Inc. (formerly C.P. Atlas Holdings, Inc (the “Parent”)), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims, as described below under “—Merger Agreement.”

The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.”

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the merger, the accompanying consolidated balance sheet, statements of operations and cash flows are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value. As a result of the Merger and the associated acquisition accounting, the Consolidated Financial Statements of the Successor are not comparable to periods preceding the Merger.

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2010, we owned and operated 93 dialysis clinics treating more than 6,600 patients in 17 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of clinics are currently included in our consolidated financial statements.

We endeavor to provide our nephrologist partners with comprehensive management and operational tools in order to enable them (and other referring physicians) to focus on providing quality care to patients.

We derive our revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals, but not including services that we outsource to third-party vendors such as lab services. The sources of these revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans as well as commercial insurance plans.

The Competitive Strength of Our JV Model

We operate our clinics exclusively through our JV model, in which we share the ownership and operational responsibility of our dialysis clinics with physicians known as nephrologists who specialize in kidney-related diseases. In each of our JVs, we own a controlling interest in the clinic and our nephrologist partners own noncontrolling interests. We believe that our exclusive focus on a JV model makes us well-positioned to increase our market share by attracting nephrologists who are not only interested in our service platform but also want greater clinical autonomy and a potential return on capital investment associated with ownership of a noncontrolling interest in a dialysis clinic. We believe our JV model best aligns our interests with those of our nephrologist partners and their patients. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a vested stake in the quality, reputation and performance of the clinics. We believe that this enhances patient and staff satisfaction and retention, clinical outcomes, patient growth, and operational and financial performance.

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 69 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the three years ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008
De novo clinics (1)	8	7	12
Acquired clinics (2)	3	3	—

Total new clinics	11	10	12

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

Selective recruitment of new nephrologist partners who have an established practice is critical in achieving our growth objectives. We also believe we enjoy a strong and growing reputation among the nephrologist community, ensuring that nephrologists who contemplate a migration to the shared-ownership model strongly consider us.

We also believe that the return earned by our nephrologist partners on the clinic investment can drive organic growth by enabling our nephrologist partners to reinvest in their practices, including by adding new nephrologists, which provides us with the opportunity to expand existing clinics, develop new clinics or acquire competing clinics in the same market.

We will continue to incur start-up losses associated with the opening of de novo clinics. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up fixed operating expenses and a smaller patient base. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operations, or when they achieve consistent profitability, whichever is sooner.

Effect of the Transactions

In connection with the Transactions we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “New Revolving Credit Facility”). As of December 31, 2010, we had $257.1 million aggregate principal amount of indebtedness outstanding including approximately $7.4 million of third-party debt owed by our clinic subsidiaries. We estimate this additional indebtedness will result in annualized interest expense, including amortization of deferred financing costs and discounts, of approximately $23.0 million which is significantly higher than our historical annual interest expense and which may result in lower net income in future periods.

The following discussion and analysis of our historical financial condition and results of operations covers periods prior to and after the consummation of the Transactions. After the Transactions, we are highly leveraged. Significant additional liquidity requirements, resulting primarily from increased interest expense, and other factors related to the Transactions, such as increased amortization of identified intangible assets as a result of the application of acquisition accounting will continue to significantly affect our financial condition, results of operations and liquidity going forward.

Components of Revenues and Expenses

Net Operating Revenues

The major components of our net operating revenues include both base charges for dialysis services and the administration of separately-billable pharmaceuticals as part of the dialysis treatment, such as erythropoietin (EPO). As a result, changes in physician practice patterns, including the prescription of pharmaceuticals, and changes in private and governmental payment rates for EPO and other separately-billable pharmaceuticals significantly influence our level of revenues. During the year ended December 31, 2010, we derived approximately 88% of our net operating revenues from outpatient hemodialysis treatments, approximately 10% from home-based hemodialysis and peritoneal dialysis and approximately 2% from hospital inpatient hemodialysis. The administration of EPO and other pharmaceuticals as part of the dialysis treatment represented approximately 32% of net operating revenues during the year ended December 31, 2010.

Operating Expenses

Patient Care Costs. Patient care costs are those costs directly associated with operating and supporting our dialysis clinics and ancillary operations. Patient care costs consist principally of labor, pharmaceuticals, medical supplies and facility costs. The principal drivers of patient care costs are clinical staff hours per treatment, labor rates, vendor pricing of pharmaceuticals and business infrastructure and compliance costs. However, other cost categories, such as employee benefit costs and insurance costs, can result in significant cost changes from period to period. Our average clinical staff hours per treatment have remained stable over the past several years primarily because of limited staff turnover. For the past several years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors. In addition, our agreements with our group purchasing organization and Amgen for the purchase of EPO provide for specific rebates off list price and discounted pricing based data submission, which could negatively impact our earnings if we are unable to qualify for these rebates and discounts. Our ability to influence the pricing of our services is limited. Profitability depends on our ability to grow but also on our ability to manage labor, drug and supply costs. For mature clinics, we believe there is limited opportunity for productivity improvements beyond the levels currently achieved.

General and Administrative Costs. General and administrative costs consist of expenses for clinic and corporate administration, including accounting, billing and cash collection functions, and regulatory compliance oversight. Our general and administrative expenses, both on an absolute dollar basis and as a percentage of our net operating revenues, have increased following the issuance of the notes as a result of our agreement to register the notes with the Securities and Exchange Commission.

Operating Environment

Current regulation and proposed changes

Proposed and pending regulatory changes could significantly change the reimbursement rates we receive for our dialysis services from government-based programs and, indirectly, from commercial payors. In July 2008, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, was passed by Congress. This legislation provides for an increase in the composite rate of 1% which went into effect on January 1, 2009 and an additional 1% increase that went into effect on January 1, 2010. In addition, MIPPA introduced a new payment system for dialysis services beginning in January 2011 whereby ESRD payments will be made under a bundled payment rate which will provide for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that are separately billed under the current methodology. The initial 2011 bundled rate will be set based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. The combined effect of these adjustments could result in a bundled rate that represents a greater than 2% reduction in the payment rate that we would have received for our services prior to bundling. Beginning in 2012, a new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less a productivity adjustment based on a 10-year moving average of productivity as projected by the Secretary of Health and Human Services. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate. Dialysis providers will have the option to move fully to the bundled payment system in 2011 or to phase in the payment system over four years.

Results of Operations

The following table presents our operating results for the periods indicated, expressed both in dollars and as a percentage of net operating revenues. Historical results for the period from January 1, 2010 to May 7, 2010 (Predecessor period) and from May 8, 2010 to December 31, 2010 (Successor period) are compared and discussed in relation to the historical predecessor results during the year ended December 31, 2009. Supplementally, pro forma results for the year ended December 31, 2010 are compared and discussed in relation to the historical predecessor results during the year ended December 31, 2009.

Year Ended December 31, 2010 as compared with the Year Ended December 31, 2009

(in thousands)	Pro Forma		Historical			Pro Forma Year Ended December 31, 2010 vs. Historical Year Ended December 31, 2009
			Successor	Predecessor
	Year Ended December 31, 2010		Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010	Year Ended December 31, 2009
						Dollar Change	Percent Change
Statement of Operations Data:
Net operating revenues	$304,855	(1)	$202,761	$102,094	$262,989	$41,866	15.9%
Operating expenses:
Patient care costs	194,960		130,558	66,042	170,826	24,134	14.1
General and administrative expense	30,276		22,517	10,016	24,819	5,457	22.0
Merger and related expenses	—		15,783	7,378	—	—	N/A
Depreciation and amortization	16,634		10,746	4,429	12,127	4,507	37.2
Provision for (recoveries of) uncollectible accounts	1,581	(1)	1,915	(334)	3,216	(1,635)	-50.8

Total operating expenses	243,451		181,519	87,531	210,988	32,463	15.4

Operating income	61,404		21,242	14,563	52,001	9,403	18.1
Interest expense, net	(22,551)		(14,821)	(5,717)	(14,948)	(7,603)	50.9

Income (loss) before income taxes	38,853		6,421	8,846	37,053	1,800	4.9
Income tax expense (benefit)	4,452		(2,260)	2,264	9,524	(5,072)	-53.3

Net income (loss)	34,401		8,681	6,582	27,529	6,872	25.0
Less: Net income attributable to noncontrolling interests	(27,078)		(18,444)	(9,266)	(22,391)	(4,687)	20.9

Net income (loss) attributable to ARH	$7,323		$(9,763)	$(2,684)	$5,138	$2,185	42.5%

(1)	Pro forma amount is the same as the predecessor and successor combined amount.

Net Operating Revenues

Net operating revenues for the year ended December 31, 2010 were $304.9 million, an increase of 15.9% from $263.0 million for the year ended December 31, 2009. The increase in net operating revenues was primarily due to an increase of approximately 16.8% in the number of dialysis treatments, but was partially offset by a 1.0% decrease in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the year ended December 31, 2010 was $350, compared with $353 for the year ended December 31, 2009. The decrease in revenues per treatment was primarily due to a decrease in the administration of EPO, which represented approximately 21% of net operating revenues for the year ended December 31, 2010, compared to 23% for the year ended December 31, 2009, and a change in our commercial payor mix resulting from the relatively high rates of unemployment in the current economic climate. The decrease in the administration of EPO was due to a change in our goal in hemoglobin levels as a result of new target hemoglobin levels in patients set by the Centers for Medicare and Medicaid Services. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated.

	Years Ended December 31,
	2010	2009
Net operating revenues (in thousands)	$304,855	$262,989
Net operating revenues per treatment	$350	$353

The number of treatments that we performed during the year ended December 31, 2010 increased by approximately 16.8% over the number of treatments that we performed during the year ended December 31, 2009. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated.

	Years Ended December 31,
	2010	2009
Source of Treatment Growth:
Existing clinics (1)	14.0%	18.9%
De novo clinics opened (2)	1.6%	1.7%

Non-acquired treatment growth	15.6%	20.6%
Clinics acquired (3)	1.2%	2.7%

Total treatment growth	16.8%	23.3%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

Our net operating revenues per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients, the mix and amount of physician-prescribed pharmaceuticals, and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. During the year ended December 31, 2010, the Medicare ESRD dialysis reimbursement rates for patients at our clinics were between $126 and $154 per treatment, excluding the administration of separately-billable pharmaceuticals, such as EPO. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Years Ended December 31,
	2010	2009
Source of revenues:
Government-based programs and other	57.9%	57.0%
Commercial payors	42.1%	43.0%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.7%	85.9%
Commercial payors	13.3%	14.1%

	100.0%	100.0%

Operating Expenses

Patient care costs. Pro forma patient care costs for the year ended December 31, 2010 were $195.0 million, an increase of 14.1% from $170.8 million in the year ended December 31, 2009. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, pro forma patient care costs were approximately 64.0% for the year ended December 31, 2010 compared to 65.0% for the year ended December 31, 2009. Pro forma patient care costs per treatment for the year ended December 31, 2010 were $224, compared to $229 for the year ended December 31, 2009.

Patient care costs were $66.0 million in the Predecessor period and $130.6 million in the Successor period or $196.6 for the year ended December 31, 2010, an increase of $25.8 million or 15.1% as compared to $170.8 million during the year ended December 31, 2009. This increase was primarily due to the number of treatments as well as $1.6 million of stock-based compensation related to the Merger.

General and administrative expenses. Pro forma general and administrative expenses for the year ended December 31, 2010 were $30.3 million, an increase of 22.0% from $24.8 million in the year ended December 31, 2009. The increase is primarily attributable to approximately $3.9 million of increased charitable contributions and approximately $2.5 million attributable to an increase in additional personnel expense. As a percentage of net operating revenues, pro forma general and administrative costs were approximately 9.9% for the year ended December 31, 2010 compared to 9.4% for the year ended December 31, 2009. Pro forma general and administrative costs per treatment for the year ended December31, 2010 were $35, compared to $33 for the year ended December 31, 2009, reflecting an increase of $2 per treatment.

General and administrative expenses were $10.0 million in the Predecessor period and $22.5 million in the Successor period or $32.5 for the year ended December 31, 2010, an increase of $7.7 million or 31.0% as compared to $24.8 million during the year ended December 31, 2009. This increase was primarily due the increases discussed previously as well as $2.5 million of stock-based compensation related to the Merger.

Depreciation and amortization.Depreciation and amortization expense represents expense attributable to our clinics’ equipment and leasehold improvements and amortization of intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ useful lives. Pro forma depreciation and amortization expense for the year ended December 31, 2010 was $16.6 million, an increase of 37.2% from $12.1 million in the year ended December 31, 2009 primarily related to intangible assets acquired as part of the Merger. As a percentage of operating revenues, pro forma depreciation and amortization expense was approximately 5.5% for the year ended December 31, 2010 compared to 4.6% for the year ended December 31, 2009.

Depreciation and amortization was $4.4 million in the Predecessor period and $10.7 million in the Successor period or $15.1 million for the year ended December 31, 2010, an increase of $3.0 million or 24.8% as compared to $12.1 million during the year ended December 31, 2009. This increase is primarily related to intangible assets acquired as part of the Merger.

Provision for uncollectible accounts.Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the year ended December 31, 2010 was $1.6 million, a decrease of 50.8% from $3.2 million during the year ended December 31, 2009. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Our accounts receivable, net of the bad debt allowance, represented approximately 56 days of revenues as of December 31, 2010 and approximately 59 days of revenues as of December 31, 2009.

Interest Expense, net.Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Pro forma interest expense, net for the year ended December 31, 2010 was $22.6 million, an increase of 50.9% from $14.9 million in the year ended December 31, 2009 primarily related to interest related to the Senior Secured Notes.

Interest expense was $5.7 million in the Predecessor period and $14.8 million in the Successor period or $20.5 million for the year ended December 31, 2010, an increase of $5.6 million or 37.5% as compared to $14.9 million during the year ended December 31, 2009. This increase is primarily related to interest related to the Senior Notes.

Income Tax Expense.The pro forma provision for income taxes for the year ended December 31, 2010 represented an effective annualized tax rate of 11.5% compared with 25.7% in 2009. The variation from the statutory federal rate of 35% on our share of pre-tax income during the year ended December 31, 2009 is primarily due to nondeductible Series X dividends and discount amortization accumulated during the predecessor period, state taxes and the tax impact of the noncontrolling interest.

The provision for income taxes in Predecessor period was 25.6% and during the Successor period was 35.2%. The variation from the statutory federal rate during the Predecessor period was primarily due to nondeductible Series X dividends and discount amortization accumulated during the Predecessor period. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests. Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Pro forma net income attributable to noncontrolling interests for the year ended December 31, 2010 was $27.1 million, an increase of 20.9% from $22.4 million in the year ended December 31, 2009. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests was $9.3 million in the Predecessor period and $18.4 million in the Successor period for $27.7 million for the year ended December 31, 2010, an increase of $5.3 million or 23.8%, as compared to $22.4 million during the year ended December 31, 2009. This increase is primarily due to the addition of de novo clinics and growth in earnings of our existing JVs.

Year ended December 31, 2009, as compared with year ended December 31, 2008

	Year Ended December 31,		Dollar Change	Percent Change
(in thousands)	2009	2008
Net operating revenues	$262,989	$217,777	$45,212	20.8%
Operating expenses:
Patient care costs	170,826	141,810	29,016	20.5
General and administrative expense	24,819	19,944	4,875	24.4
Depreciation and amortization	12,127	9,777	2,350	24.0
Provision for doubtful accounts	3,216	4,834	(1,618)	-33.5

Total operating expenses	210,988	176,365	34,623	19.6

Operating income	52,001	41,412	10,589	25.6
Interest expense, net	(14,948)	(13,729)	(1,219)	8.9

Income before income taxes	37,053	27,683	9,370	33.8
Income tax expense	9,524	6,860	2,664	38.8

Net income	27,529	20,823	6,706	32.2
Less: Net income attributable to noncontrolling interests	(22,391)	(17,179)	(5,212)	30.3

Net income attributable to ARH	$5,138	$3,644	$1,494	41.0%

Net Operating Revenues

Net operating revenues for the year ended December 31, 2009 were $263.0 million, an increase of 20.8% from $217.8 million for the year ended December 31, 2008. The increase in net operating revenues was primarily due to an increase of approximately 23.3% in the number of dialysis treatments, but was partially offset by a 1.9% decrease in the average revenues per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the year ended December 31, 2009 was $353, compared with $360 for the year ended December 31, 2008. The decrease in revenues per treatment was primarily due to a decrease in the administration of EPO, which represented approximately 23% of net operating revenues for the year ended December 31, 2009, compared to 24% for the year ended December 31, 2008, and a change in our commercial payor mix resulting from the relatively high rates of unemployment in the current economic climate. The decrease in the administration of EPO was due to a change in our goal in hemoglobin levels as a result of new target hemoglobin levels in patients set by the Centers for Medicare and Medicaid Services. Our net operating revenues are driven by the number treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated.

	Years Ended December 31,
	2009	2008
Net operating revenues (in thousands)	$262,989	$217,777
Net operating revenues per treatment	$353	$360

The number of treatments that we performed during the year ended December 31, 2009 increased by approximately 23.3% over the number of treatments that we performed during the year ended December 31, 2008. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated.

	Years Ended December 31,
	2009	2008
Source of Treatment Growth:
Existing clinics (1)	18.9%	16.5%
De novo clinics opened (2)	1.7%	3.6%

Non-acquired treatment growth	20.6%	20.1%
Clinics acquired (3)	2.7%	—%

Total treatment growth	23.3%	20.1%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also opened at the end of the prior period.

(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

Our net operating revenues per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients, the mix and amount of physician-prescribed pharmaceuticals, and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. During the year ended December 31, 2009, the Medicare ESRD dialysis reimbursement rates for patients at our clinics were between $126 and $154 per treatment, excluding the administration of separately-billable pharmaceuticals, such as EPO. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Years Ended December 31,
	2009	2008
Source of revenues:
Government-based programs and other	57.0%	57.9%
Commercial payors	43.0%	42.1%

	100.0%	100%
Source of treatments:
Government-based programs and other	85.9%	86.1%
Commercial payors	14.1%	13.9%

	100.0%	100.0%

Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2009 were $170.8 million, an increase of 20.5% from $141.8 million in the year ended December 31, 2008. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 64.9% for the year ended December 31, 2009 compared to 65.1% for the year ended December 31, 2008. Patient care costs per treatment for the year ended December 31, 2009 were $229, compared to $234 for the year ended December 31, 2008, reflecting a decrease of $5 per treatment. This decrease was primarily due to decreased pharmacy costs associated with the decrease in the administration of EPO.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 were $24.8 million, an increase of 24.4% from $19.9 million in the year ended December 31, 2008. The increase is primarily attributable to an increase in headcount associated with our total treatment growth of 23.3%. As a percentage of net operating revenues, general and administrative costs were approximately 9.4% during the year ended December 31, 2009 and 9.1% during the year ended December 31, 2008. General and administrative costs per treatment were $33 for the year ended December 31, 2009 and for the year ended December 31, 2008.

Depreciation and amortization. Depreciation and amortization expense represents expense attributable to our clinics’ equipment and leasehold improvements. We calculate depreciation and amortization expense using a straight-line method over the assets’ useful lives. Depreciation and amortization expense for the year ended December 31, 2009 was $12.1 million, an increase of 23.5% from $9.8 million in the year ended December 31, 2008. The increase is primarily due to the increase in the number of clinics from 64 as of January 1, 2008 to 83 as of December 31, 2009. As a percentage of net operating revenues, depreciation and amortization expense was approximately 4.6% for the year ended December 31, 2009 compared to 4.5% for the year ended December 31, 2008.

Provision for uncollectible accounts. Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the year ended December 31, 2009 was $3.2 million, a decrease of 33.3% from $4.8 million in the year ended December 31, 2008. As a percentage of net operating revenues, provision for uncollectible accounts was approximately 1.2% for the year ended December 31, 2009, compared to 2.2% for the year ended December 31, 2008. The decrease was primarily due to uncollectible amounts in the corresponding period of 2008 from CMS for a new facility which did not receive its Medicare certification until July 2008. Our accounts receivable, net of the bad debt allowance, represented approximately 59 days of revenues as of December 31, 2009 and as of December 31, 2008.

Interest Expense, net. Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends attributable to our Series X preferred stock. Interest expense, net for the year ended December 31, 2009 was $14.9 million, an increase of 8.8% from $13.7 million in the year ended December 31, 2008. Interest expense for the year ended December 31, 2009 and 2008 consisted of $5.7 million and $5.9 million, respectively, attributable to interest on long-term debt, $8.1 million and $7.2 million, respectively, of a non-cash charge attributable to Series X preferred stock dividends and discount accretion, and $1.1 million and $0.6 million, respectively, attributable to amortization of deferred financing costs. Interest expense on long-term debt decreased due to a decrease in our weighted average interest rate to 6.8% during 2009 from 7.1% during 2008 as a result of lower LIBOR rates. Series X preferred stock dividends increased as dividends compound quarterly. The increase in amortization of deferred financing costs is attributable to expensing the remaining unamortized deferred financing costs of $0.6 million in connection with the amendment of certain loans during 2009.

Income Tax Expense. The provision for income taxes for the year ended December 31, 2009 represented an effective annualized tax rate of 25.7% compared with 24.8% in 2008. The income tax expense included in the accompanying consolidated statements of income principally relates to our proportionate share of the pre-tax income of our majority-owned subsidiaries. The principal difference between our effective tax rate and the statutory tax rate is the non-deductible interest expense, including original issue discount, related to the Series X redeemable preferred stock, which amounted to $8.1 million and $7.2 million in 2009 and 2008, respectively.

Net income attributable to noncontrolling interests.Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the year ended December 31, 2009 was $22.4 million, an increase of 30.2% from $17.2 million in the year ended December 31, 2008. The increase was primarily due to de novo clinics and growth in the earnings of our existing JVs. Net income attributable to noncontrolling interests as a percentage of operating income was 43.1% in the year ended December 31, 2009 and 41.5% in the year ended December 31, 2008.

Pro Forma Financial Information

Set forth below is our summary historical and pro forma consolidated financial data at the dates and for the periods indicated. The unaudited interim summary historical and pro forma consolidated financial data for the period from January 1, 2010 through May 7, 2010, and the period from May 8, 2010 through December 31, 2010 were derived from our historical consolidated financial statements included elsewhere in this annual report.

The unaudited consolidated statement of operations give effect to the Pro Forma Adjustments as if they had occurred on January 1, 2010. The Pro Forma Adjustments are described below and in the accompanying notes, which should be read in conjunction with these unaudited consolidated financial statements.

The unaudited pro forma consolidated statement of operations give effect to the Transactions and the following transactions (together, the “Pro Forma Adjustments”):

(i)	the Merger, including the cash equity investment by our Sponsor as well as related transaction expenses,

(ii)	the issuance of the notes being exchanged hereby with related interest expense and amortization of deferred financing costs and fees capitalized,

(iii)	the effect on noncontrolling interests resulting from the purchase and sale of such noncontrolling interests in various clinics,

(iv)	the annual fee paid to Centerbridge Advisors, L.L.C. in accordance with the new management agreement entered into in connection with the Transactions, and

(v)	the asset, liability and non-controlling interest valuations and the related purchase price allocations.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial information is presented for informational purposes only. The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the pro forma adjustments actually occurred on the dates indicated, and they do not purport to project our results of operations for any future period or as of any future date. Further, the unaudited pro forma consolidated financial statements do not reflect the impact of restructuring activities, cost savings, employee termination costs and other exit costs that may result from or in connection with the Transactions. The unaudited pro forma consolidated financial information should be read in conjunction with the information contained in other sections of this annual report, particularly the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma consolidated financial statements.

The Merger was accounted for as a business combination using the acquisition method of accounting. The pro forma information presented includes all adjustments required to reflect the fair value of assets, both tangible and intangible, acquired, liabilities assumed and noncontrolling interests based upon valuations of assets acquired, liabilities assumed and noncontrolling interests.

Unaudited Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2010

	Historical (a)		Pro Forma Adjustments		Pro Forma Results
	Successor	Predecessor
(in thousands)	Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010
Net operating revenues	$202,761	$102,094	$—		$304,855
Operating expenses:
Patient care costs	130,558	66,042	(1,640	)(b)	194,960
General and administrative expense	22,517	10,016	(2,257	)(c)	30,276
Merger and related expenses	15,783	7,378	(23,161	)(h)	—
Depreciation and amortization	10,746	4,429	1,459	(d)	16,634
Provision for (recoveries of) doubtful accounts	1,915	(334)	—		1,581

Total operating expenses	181,519	87,531	(25,599)		243,451

Operating income	21,242	14,563	25,599		61,404
Interest expense, net	(14,821)	(5,717)	(2,013	)(e)	(22,551)

Income before income taxes	6,421	8,846	23,586		38,853
Income tax (benefit) expense	(2,260)	2,264	4,448	(f)	4,452

Net income	8,681	6,582	19,138		34,401
Less: Net income attributable to noncontrolling interests	(18,444)	(9,266)	632	(g)	(27,078)

Net (loss) income attributable to ARH	$(9,763)	$(2,684)	$19,770		$7,323

(a)	The amounts in these columns represent our historical balances and results for the periods reflected.
(b)	Reflects the following adjustments to patient care costs:

Decreased rent expense from the valuation of leases	$(54)
Exclude costs associated with the accelerated vesting of equity awards	(1,586)

Total Patient care cost adjustments	$(1,640)

(c)	Reflects the following adjustments to general and administrative expenses:

Sponsor management fee	$193
Exclude costs associated with the accelerated vesting of equity awards	(2,450)

Total General and administrative expense adjustments	$(2,257)

(d)	Reflects the following adjustments to depreciation and amortization:

Allocation of purchase price to tangible and intangible assets	$1,459

Total Depreciation and amortization expense adjustments	$1,459

(e)	Reflects the following adjustments to interest expense, net:

Senior Secured Notes (1)	$20,938
New Revolving Credit Facility (2)	188
Rollover clinic debt (3)	636
Amortization of capitalized debt issuance costs and discount (4)	789

Total pro forma interest expense	22,551
Less: actual interest expense for the period	20,538

Net adjustment to interest expense	$2,013

(1)	Reflects pro forma interest expense on the senior secured notes.
(2)	Reflects no outstanding balance on the $25,000 New Revolving Credit Facility and includes annual commitment fee of 75 basis points on undrawn commitments under the New Revolving Credit Facility.
(3)	Reflects actual interest expense on third-party clinic debt that was not refinanced as part of the Transactions, including the amortization of debt issuance costs.
(4)	Represents amortization of debt issuance costs of $5,085 and discount of $1,800 associated with the senior secured notes amortized over eight years.

(f)	Our income tax provision principally relates to our share of pre-tax income from our majority owned subsidiaries as these subsidiaries are all pass-through entities for tax purposes. Therefore, we do not incur tax on the share of pre-tax income attributable to noncontrolling interests. This results in a substantially lower effective rate when our income tax provision is calculated as a percentage of total pre-tax income. When our income tax provision is calculated as a percentage of our share of pre-tax income, the pro forma effective tax rate estimated was 37.8% which was based on our statutory federal rate of 35% and an estimated state effective rate, net of federal benefit, of approximately 2.8%.
(g)	Reflects the following adjustments to net income attributable to noncontrolling interests:

Changes in ownership since January 1, 2009	$—
Allocation of purchase price to tangible and intangible assets	632

Total Net income attributable to noncontrolling interest adjustments	$632

(h)	Reflects a pro forma adjustment to exclude costs incurred and expensed by us resulting from the Transactions.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 25% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

The following discussion highlights our cash flow activities during the successor period from May 8, 2010 to December 31, 2010, the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009.

Cash Flows from Operations:

	Successor	Predecessor
	May 8 through December 31, 2010	January 1 through May 7, 2010	Year Ended December 31, 2009
Source / (Use)
Net income	$8,681	$6,582	$27,529
Depreciation and amortization	10,746	4,429	12,127
Non-cash and non-operating items	3,131	4,763	11,118
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(3,311)	(2,465)	(5,439)
Inventories	285	(6)	(316)
Other assets	3,099	(1,506)	3,616
Accounts payable and accrued expenses	1,699	(6,432)	4,220
Other liabilities	1,613	(70)	(1,524)

Net cash provided by operating activities	$25,943	$5,295	$51,331

The decrease in our net income and net cash provided by operating activities in 2010 is primarily attributable to expenses related to the Merger. In the successor period, other non-cash and non-operating items are primarily stock-based compensation expense and expenses related to the Merger. In the predecessor period, other non-cash and non-operating items are primarily non-cash Series X preferred stock interest expense.

Cash Flows from Investing Activities:

	Successor	Predecessor
	May 8 through December 31, 2010	January 1 through May 7, 2010	Year Ended December 31, 2009
Source / (Use)
Purchases of property and equipment	$(13,804)	$(4,904)	$(15,067)
Cash paid for acquisitions	(1,332)	(200)	(3,964)
Merger with American Renal Associates Holdings, Inc.	(249,716)	56	—

Net cash used in investing activities	$(264,852)	$(5,048)	$(19,031)

The increase in our cash used in investing activities is due to the Merger. Cash paid for acquisitions during the year ended December 31, 2009 represents the acquisition of three clinics.

Cash Flows from Financing Activities:

	Successor	Predecessor
	May 8 through December 31, 2010	January 1 through May 7, 2010	Year Ended December 31, 2009
Source / (Use)
Payments on long-term debt	$(65,896)	$(5,391)	$(12,001)
Proceeds from issuance of common stock	161,732	8	96
Issuance of debt, net of issuance cost of $11,291	236,909	—	—
Payoff of Series X Preferred Stock	(68,088)	—	—
Distributions to noncontrolling interests	(19,303)	(11,394)	(21,094)
Other	(447)	(408)	696

Net cash provided by (used in) financing activities	$244,907	$(17,185)	$(32,303)

The increase in our cash provided by financing activities is primarily due to the Merger. In connection with the Merger:

•

Centerbridge made an aggregate cash equity investment of $161.5 million in the Parent, subject to certain adjustments, and in exchange received 87% of the common stock of the Parent immediately following the Merger;

•

Certain members of ARH’s management contributed a portion of their existing equity ownership in ARH in exchange for newly issued shares of common stock and options to purchase common stock of the Parent;

•	ARH entered into the New Revolving Credit Facility;

•	ARH offered the Senior Secured Notes;

•	ARH repaid approximately $63.0 million of debt related to the Predecessor; and

•	ARH redeemed all of the outstanding shares of the Series X Preferred Stock for $68.1 million.

Capital Resources

Our future needs for liquidity will arise primarily from funding the development of new clinics, operating expenses, capital expenditures, payment of the advisory fee and other expenses payable under the management agreement with Centerbridge and to service our debt, including our New Revolving Credit Facility and the Senior Secured Notes. Our primary sources of liquidity will be funds generated from our operations, short-term borrowing under our New Revolving Credit Facility and borrowings of long-term debt.

We believe our cash flows from operations, combined with availability under our New Revolving Credit Facility, provides sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under the New Revolving Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

As of December 31, 2010 we have outstanding $257.1 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under our New Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility).

Our liquidity requirements will be significant, primarily due to debt service requirements in connection with the Transactions. In addition, we pay Centerbridge a yearly advisory services fee beginning for the fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the amount of the previous fiscal year’s advisory fee and (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt. Our cash and cash equivalent balances were the following for each period:

	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents at ARH and guarantor subsidiaries	$(1,781)	$11,423
Cash and cash equivalents at non-guarantor subsidiaries	20,020	17,756

Consolidated cash and cash equivalents	$18,239	$29,179

The decrease in cash and cash equivalents of the ARH and guarantor subsidiaries is primarily attributable to ARH financing the Merger by approximately $8.4 million on May 7, 2010.

At December 31, 2010, our subsidiary level long-term debt, on an aggregated basis, consisted of term loans, lines of credit and mortgages totaling $7.4 million with maturities ranging from December 2011 to February 2015 and interest rates ranging from 1.80% to 8.67%.

Senior Secured Notes

In connection with the Transactions, we issued $250.0 million of Senior Secured Notes (the notes) at an offering price of 99.28%. The notes are secured, subject to certain exceptions, by (i) all of the our capital stock and (ii) substantially all of our assets of our wholly owned subsidiary guarantors. The notes are guaranteed by the our direct parent, C. P. Atlas Intermediate Holdings, LLC and all of our existing and future wholly owned domestic subsidiaries. The notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum, commencing November 15, 2010.

On or after May 15, 2015, we may redeem the notes at our option, subject to certain notice periods, at a price equal to 100% of the principal amount of the notes. Prior to May 15, 2013, we have the option to redeem during each 12-month period commencing on the issue date of May 7, 2010 up to 10% of the aggregate principal amount of the notes at 103% of the aggregate principal amount of the notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the notes before May 15, 2013, with the net cash proceeds from certain equity offerings. We may also redeem some or all of the notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, we must offer to purchase the notes at 101% of the principal amount, plus accrued interest to the purchase date.

New Revolving Credit Facility

In connection with the Transactions, we entered into a $25.0 million senior secured revolving credit facility (the New Revolving Credit Facility). As of December 31, 2010, there were no borrowings outstanding under the New Revolving Credit Facility. The New Revolving Credit Facility expires on May 7, 2015. Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

Earnings before Interest, Taxes, Depreciation and Amortization and other Adjustments

We believe earnings before interest, taxes, depreciation and amortization and other adjustments, which we refer to as Adjusted EBITDA, provides information useful for evaluating our businesses and understanding our operation performance in a manner similar to management. We define Adjusted EBITDA as net income attributable to ARH before income taxes, interest expense, depreciation and amortization, and we further adjust for non-cash charges, non-recurring charges and pro forma amounts for acquisitions as if they had been consummated on the first day of each period. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we present Adjusted EBITDA because it is one of the components used in the calculations under the covenants contained in our revolving credit facility. Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this item in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA:

•	does not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•

does not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and ability to generate profits;

•	does not include stock-based compensation expense;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not include certain income tax payments that represent a reduction in cash available to us.

You should not consider Adjusted EBITDA as an alternative to income from operations or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Pro Forma	Historical
	Year Ended December 31,
(in thousands)	2010	2009
	Successor	Predecessor
Net income	$34,401	$27,529
Interest expense	22,551	14,948
Income tax expense	4,452	9,524
Depreciation and amortization	16,634	12,127
Stock-based compensation	587	1,135
Initial public offering transaction expenses	—	1,797
Management fee	648	—
Specified legal costs	48	664

Adjusted EBITDA (including noncontrolling interests)	$79,321	$67,724
Less: Net income attributable to noncontrolling interests	(27,078)	(22,391)

Adjusted EBITDA	$52,243	$45,333

Covenant Compliance

Under the New Revolving Credit Facility, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial ratios. We have agreed that we will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	5.75:1.00
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

We have also agreed that we will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	1.80:1.00
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

The breach of these covenants could result in a default under the New Revolving Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of December 31, 2010, we are in compliance with our covenants.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income plus interest and other financing costs, net, provision for income taxes, depreciation and amortization and stock-based compensation. Consolidated EBITDA as defined in the agreement is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The adjustments made in determining Consolidated EBITDA include those used in determining Adjusted EBITDA, and further include adjustments for net income attributable to noncontrolling interests with clinic-level debt and other adjustments. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with the financial covenants of the credit facility. The calculation of Consolidated EBITDA under the New Revolving Credit Facility is as follows (in thousands):

Last Twelve months ended December 31, 2010
Net loss	$(12,447)
Interest expense, net (1)	20,538
Provision for income taxes	4
Depreciation and amortization	15,175
Stock-based compensation	4,622
Transaction expenses (2)	23,161
Specified legal costs (3)	48

Adjusted EBITDA (5)	$51,101

Net income attributable to noncontrolling interests with clinic-level debt (4)	3,711
Other	455

Consolidated EBITDA (5)	$55,267

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents adjustments for certain legal costs as a specified exclusion.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $7.4 million of third-party debt as of December 31, 2010. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation transaction expenses, initial public offering transaction expenses and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as Adjusted EBITDA plus net income attributable to noncontrolling interests with clinic-level debt and other adjustments. Consolidated EBITDA, not Adjusted EBITDA, is used in calculating covenant compliance under the agreements governing the New Revolving Credit Facility. The Company believes that the inclusion of supplementary adjustments to Adjusted EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the New Revolving Credit Facility. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of December 31, 2010

Scheduled payments under contractual obligations	Total	2011 & 2012	2013 & 2014	2015	After 2015
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$7,357	$5,758	$1,595	$4	$—
Senior Secured Notes (1)	250,000	—	—	—	250,000
Operating leases (2)	68,040	18,802	15,957	6,824	26,457
Interest payments (3)	154,741	42,172	41,903	20,938	49,728

Total	$480,138	$66,732	$59,455	$27,766	$326,185

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15, commencing November 15, 2010. As of December 31, 2010, accrued interest totals approximately $2.7 million.
(2)	Net of estimated sublease proceeds of $1.0 million per year from 2011 to 2015 and $7.2 million thereafter.
(3)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See Note H—Noncontrolling Interests Subject to Put Provisions in the Notes to our Consolidated Financial Statements, included elsewhere in this annual report, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements to contain put provisions.

Since our inception, $16.7 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.6 million of these puts have been exercised. The following is a summary of the estimated cash obligations in each of the specified years under all time-based puts existing as of December 31, 2010 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of December 31, 2010 are exercised on January 1, 2011 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

Year	Amount Exercisable
2011	$10,423
2012	10,104
2013	10,212
2014	2,723
2015	500
Thereafter	1,865

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Net Operating Revenues and Allowance for Doubtful Accounts

We recognize net operating revenues as services are provided to patients. Net operating revenues consist primarily of reimbursement for dialysis and ancillary services provided to patients. We maintain a usual and customary fee schedule for dialysis treatment and other patient services; however, actual collectible revenues are normally at a discount to the fee schedule. We bill

Medicare and Medicaid programs at predetermined net realizable rates per treatment that are established by statute or regulation. We record contracted payors at contracted rates and bill other payors at usual and customary rates, and record a contractual allowance to reflect the expected net realizable revenues for services provided. We estimate contractual allowances, along with provisions for uncollectible amounts, based upon contractual terms, regulatory compliance, and historical collection experience. Recognition of net revenues and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews, and other matters. As a result, there is at least a reasonable possibility that our recorded estimates will change by a material amount in the near term. We separately disclose changes in estimates of our revenues for prior periods if these changes are material.

Approximately 58% of our total net operating revenues for the year ended December 31, 2010 were accounted for by net operating revenues associated with patients whose primary coverage is under governmental programs, including Medicare and Medicaid and Medicare or Medicaid Managed Care programs. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates will change by a material amount in the near term. Patient accounts receivable from these programs was $45.1 million at December 31, 2010. No other single payor accounted for more than 5% of total patient accounts receivable.

Noncontrolling Interests

We own a controlling interest in each of our 93 clinics, and our local nephrologist partners own the remaining noncontrolling interests. Effective January 1, 2009, we were required to treat noncontrolling interests as a separate component of equity, but apart from our equity, and not as a liability or other item outside of equity. We were also required to identify and retrospectively present consolidated net income attributable to us and to noncontrolling interests on the face of the consolidated statement of income. In addition beginning on January 1, 2009, changes in our ownership interest while we retain a controlling financial interest are prospectively accounted for as equity transactions. We were also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to us and the noncontrolling owners and a schedule showing the effects of changes in our ownership interest in a subsidiary on the equity attributable to us. This change did not have a material impact on our consolidated financial statements; however, it did change the presentation of noncontrolling interests in our consolidated financial statements.

In conjunction with adopting these requirements, we were required to classify securities with redemption features that are not solely within our control, such as the noncontrolling interests subject to put provisions, outside of permanent equity and to measure these noncontrolling interests at fair value. See Note E—Noncontrolling Interests Subject to Put Provisions in the Notes to our Consolidated Financial Statements for further details. These put provisions, if exercised, would require us to purchase our nephrologist partners’ interests at the appraised fair value. We estimate the fair value of the noncontrolling interests subject to these put provisions using an average multiple of earnings, based on historical earnings, development stage of the underlying business and other factors. The estimate of the fair values of the interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these obligations may ultimately be settled in the future. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon market conditions access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the nephrologist partners’ interests.

Stock-based Compensation

We measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black-Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. In addition, estimates of the number of share-based awards that are expected to be forfeited must be made. Our stock-based compensation awards are measured at their estimated grant-date fair value and recognized as compensation expense on the straight-line method over their requisite service periods. For performance awards whose vesting is contingent upon liquidity events, we defer all stock-based compensation until the consummation of a liquidity event. The amount of compensation cost recognized in the consolidated statements of operations is based on the awards that are ultimately expected to vest, and therefore, is reduced for forfeitures.

Fair Value of Common Stock Determination by Predecessor

We granted stock options with the following exercise prices during the predecessor period from January 1, 2009 through May 7, 2010:

Option Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Fair Market Value Per Underlying Share as of Grant Date
February 2009	257,500	$4.72	$4.72
May 2009	147,500	5.20	5.20
September 2009	207,500	5.24	5.24
November 2009	95,500	5.24	5.24

The fair value of the common stock underlying stock options granted during this predecessor period was estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. In the absence of a public trading market, our board of directors considered numerous objective and subjective factors to determine its best estimate of the fair market value of our common stock as of the date of each option grant, including but not limited to, the following factors: (i) the rights, preferences and privileges of our preferred stock relative to the common stock; (ii) our performance and stage of development; (iii) valuations of our common stock; and (iv) the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Every six months (June 30th and December 31st), we performed a concurrent valuation analysis to determine the fair value to be used for options to be granted in the successive six month period. The valuation analysis consists of two major steps: the estimation of the aggregate value of the entire company (referred to as Business Enterprise Value, or BEV) and the allocation of this aggregate value to each element of the contemporary capital structure (preferred stock, common stock, options and warrants). As described below, the BEV was estimated using a combination of income and market-based methods. The allocation of the BEV to equity classes was performed using an option-based method as of each valuation date.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

In determining the fair value of our BEV and common stock, we used a combination of the income approach and the market approach to estimate our aggregate BEV at each valuation date.

The income approach is an estimate of the present value of the future monetary benefits expected to flow to the owners of a business. It requires a projection of the cash flows that the business is expected to generate over a forecast period and an estimate of the present value of cash flows beyond that period, which is referred to as residual value. These cash flows are converted to present value by means of discounting, using a rate of return that accounts for the time value of money and the appropriate degree of risks inherent in the business. The market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a peer group of companies. These multiples are then applied to our financial metrics to derive an indication of value.

Our indicated BEV at each valuation date was first reduced by the amount of long-term debt outstanding and then, the residual value was allocated to the preferred stock and common stock, using a contingent claim methodology. This methodology treats the various components of our capital structure as a series of call options on the proceeds expected from the sale of the company or the liquidation of our assets at some future date. These call options are then valued using the Black-Scholes option pricing model. This model defines the securities’ fair values as functions of the current fair value of the company and assumptions based on the securities’ rights and preferences. As a result, the option-pricing method requires assumptions regarding the anticipated timing of a potential liquidity event, such as an initial public offering, and the estimated volatility of our equity securities. The anticipated timing of a liquidity event utilized in these valuations was based on then current plans and estimates of our board of directors and management regarding an initial public offering. Estimates of the volatility of our stock were based on available information on the volatility of capital stock of comparable publicly traded companies.

Fair Value of Common Stock Determination by Successor

During the successor period from May 8, 2010 through December 31, 2010, we granted stock options to purchase 1,268,900 shares, all at an exercise price of $21.00 per share, the fair value on the date of their respective dates of grant. The fair value was determined by our board of directors as $21.00 per share as this represented the price per share of common stock paid by C.P. Atlas Holdings, Inc. in the Merger, on an as converted basis.

Accounting for income taxes

We estimate our income tax provision to recognize our tax expense for the current year, and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. We regularly review and update the allowance for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain and future events unpredictable.

Acquisition accounting valuation estimates

We make various assumptions and estimates regarding the valuation of tangible and intangible assets, liabilities and contractual as well as non-contractual contingencies associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future. Long-lived tangible and intangible assets are subject to our regular ongoing impairment assessments.

Goodwill impairment

The excess of aggregate purchase price over the fair value of the net tangible and specifically identifiable intangible assets of businesses acquired in purchase transactions is recorded as goodwill.

We evaluate goodwill and indefinite-lived intangible assets for impairment at least on an annual basis and more frequently if certain indicators are encountered. We assess goodwill for impairment as of October 1. Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating, as well as one reportable, segment. For impairment testing purposes, our individual clinics qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. No impairment of goodwill or indefinite lived intangible assets was identified during the years ended December 31, 2010 and 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures—Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregations and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance is not expected to have a material impact on our consolidated results of operations and financial position.

In August 2010, the FASB issued guidance that requires health care entities to use cost as the measurement basis for charity care disclosures and defines cost as the direct and indirect costs of providing charity care. The amended disclosure requirements are effective for fiscal years beginning after December 15, 2010 and must be applied retrospectively. The Company will adopt the amended disclosure requirements for their fiscal year beginning January 1, 2011. Since the new guidance amends disclosure requirements only, its adoption will not impact the Company’s statement of financial position, statement of operations, or cash flow statement.

In August 2010, the FASB issued ASU 2010-24 to address how health care entities should account for medical malpractice claims and related anticipated insurance recoveries. The new guidance, which amends ASC 954-450, Contingencies, and ASC 954-720, Other Expenses, also applies to similar contingent liabilities. Under the new guidance, health care entities are prohibited from presenting claim liabilities net of insurance recoveries. Further, the guidance requires health care entities to disregard insurance recoveries when measuring the amount of a claim liability. However, a related insurance receivable should be recorded concurrently with the liability, subject to a valuation allowance, if necessary. The new guidance is effective beginning January 1, 2011. In the period of adoption, entities must recognize in opening retained earnings any cumulative-effect adjustment resulting from the application of the new guidance. Entities may apply the new guidance retrospectively, and early application is permitted. We are currently assessing the impact this may have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments include cash and cash equivalents. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Interest Rate Risk

Our New Revolving Credit Facility contains multiple interest rate options which allow us to choose between a U.S. prime rate based interest rate or a London Interbank Offered Rate based interest rate. As of December 31, 2010, there were no borrowings under our New Revolving Credit Facility. If we were to draw on it, then we would be subject to changes in interest rates. As of December 31, 2010, we did not maintain any interest rate swap agreements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 (successor) and 2009 (predecessor)	F-3

Consolidated Statements of Income for the successor period from May 8, 2010 through December  31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008

F-4

Consolidated Statements of Changes in Deficit for the successor period from May  8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008

F-5

Consolidated Statements of Cash Flows for the successor period from May 8, 2010 through December  31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008

F-9
Notes to Consolidated Financial Statements	F-10
Schedule II—Valuation and Qualifying Accounts	F-37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to the reasonable assurance level.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of March 25, 2011.

Name	Age	Position(s)
Joseph A. Carlucci	57	Chief Executive Officer and Director
Christopher T. Ford	60	Chairman of the Board of Directors
Syed T. Kamal	58	President and Director
John J. McDonough	47	Executive Vice President, Chief Financial Officer and Treasurer
Michael R. Costa	40	Vice President, General Counsel and Secretary
Steven M. Silver	42	Director
Jared S. Hendricks	30	Director
Michael E. Boxer	49	Director
Thomas W. Erickson	60	Director

Christopher T. Ford, 60, Chairman of the Board of Directors. Mr. Ford is a founder, served as our Chief Executive Officer from our inception in 1999 to 2005 and has also served as Chairman of our Board of Directors since our inception. Mr. Ford has more than 37 years of experience in the dialysis services industry. Prior to founding our company, from 1989 to 1997, Mr. Ford served as President of Fresenius Medical Care’s International Services Division. From 1986 to 1989, Mr. Ford served as Senior Vice President of Operations for the Dialysis Services Division of Fresenius Medical Care. Mr. Ford holds a B.S. degree in Business Administration from Northeastern University.

Joseph A. Carlucci, 57, Chief Executive Officer and Director. Mr. Carlucci is a founder, served as our Chief Operating Officer and Treasurer from our inception in 1999 to 2005 and our Chief Executive Officer since 2006. Mr. Carlucci has more than 30 years of experience in the dialysis services industry. Prior to founding our company, Mr. Carlucci served as President and CEO of Optimal Renal Care, a JV in disease management between Fresenius Medical Care North America (FMCNA) and Kaiser Permanente of Southern California. Prior to that, Mr. Carlucci served as Vice President of Administration at Fresenius and was responsible nationally for managed care, medical director relations and facility development. He has operations experience from Facility Administrator to assumption of U.S. Operations at Fresenius. Mr. Carlucci holds a B.S. degree in Accounting from Bentley College.

Syed T. Kamal, 58, President and Director. Mr. Kamal is a founder, served as our Executive Vice President from our inception in 1999 to 2005 and has also served as our President and as a Director since our inception. Mr. Kamal has more than 30 years of experience in the dialysis services industry. Prior to founding our company, from 1997 to 1999, Mr. Kamal served as President of Fresenius Medical Care North America’s southern business unit. From 1995 to 1997, Mr. Kamal served as Vice President of Fresenius’ Operations, North America. From 1993 to 1995, Mr. Kamal served as Director and Vice President of Operations for Fresenius’ International division. From 1985 to 1993, Mr. Kamal served as Regional Manager of Fresenius’ Mid-Atlantic and Southeast regions (U.S.). From 1980 to 1985, Mr. Kamal served as Facility Administrator in Louisiana with Fresenius. Mr. Kamal holds B.A. and M.B.A. degrees from the University of Punjab in Pakistan.

John J. McDonough, 47, Executive Vice President, Chief Financial Officer and Treasurer. Mr. McDonough has served as our Executive Vice President and Chief Financial Officer since 2003. Mr. McDonough has more than 20 years of experience in accounting and finance. From 1998 to 2001, Mr. McDonough served as Vice President and Chief Accounting Officer at DaVita Inc. Prior to joining our company, from 1995 to 1997, Mr. McDonough served as Chief Financial Officer at Palatin Technologies, Inc. From 1990 to 1995, Mr. McDonough served as Chief Financial Officer at MedChem Products Inc. From 1986 to 1990, Mr. McDonough served as Audit Manager and held other positions at KPMG Peat Marwick. Mr. McDonough holds a B.S. degree in Accounting from Bentley College and a M.B.A. from the Harvard University Graduate School of Business Administration.

Michael R. Costa, Esq., M.P.H., 40, Vice President, General Counsel and Secretary. Mr. Costa has served as our Vice President and General Counsel since 2007. Mr. Costa has more than 12 years’ experience as a corporate healthcare attorney. Prior to joining our company, from 2001 to 2005, Mr. Costa served as an Associate and, from 2006 to 2007, as Senior Counsel in the Health Business Group of Greenberg Traurig LLP. From 1999 to 2001, Mr. Costa served as an Associate Healthcare Attorney at Behar &Kalman in Boston, Massachusetts. Mr. Costa holds a B.S. degree in Legal Studies and Business Management from Roger Williams University, an M.P.H. from Boston University School of Public Health and a J.D. from Suffolk University Law School.

Steven M. Silver, 42, Director. Mr. Silver has been a Senior Managing Director at Centerbridge Partners, L.P. since 2006 where he focuses on originating and managing private equity and credit investments in the healthcare and industrial sectors. Prior to joining Centerbridge Partners L.P., Mr. Silver was a Managing Director and Partner of Vestar Capital Partners, a private equity investment firm. At Vestar, Mr. Silver was responsible for originating, negotiating and financing private equity investments in multiple industries including healthcare services and industrial and manufacturing as well as providing ongoing strategic direction to various portfolio companies. Mr. Silver began his career as a member of the Mergers and Acquisitions department of Wasserstein Perella & Co. in New York and London. While at Wasserstein Perella, Mr. Silver focused on managing the firm’s merchant banking portfolio as well as advising corporate clients on all aspects of mergers and acquisitions and corporate finance. Mr. Silver received a B.A. from Yale College and an M.B.A. with high distinction from Harvard Business School in 1995, where he was a George F. Baker Scholar. He currently serves on the Board of Directors of GSI Holdings Corp.

Jared S. Hendricks, 30, Director. Mr. Hendricks joined Centerbridge Partners, L.P. in 2006 and is a Managing Director responsible for originating, negotiating and financing private equity and credit investments across multiple industries. Prior to joining Centerbridge Partners L.P., Mr. Hendricks was an Associate at Silver Lake Partners, a private equity firm focused on investments in technology and related growth companies. Prior to Silver Lake, he was an investment banking analyst within the Global Industrial and Services group at Credit Suisse First Boston. Mr. Hendricks graduated summa cum laude from The Wharton School of the University of Pennsylvania, where he received a B.S. in Economics.

Michael E. Boxer, 49, Director. Mr. Boxer has been a Senior Advisor to Centerbridge Partners L.P. since 2009. Mr. Boxer has served as President of The Enterprise Group, Ltd., a health care financial advisory firm, since 2008. Previously, Mr. Boxer served as the Chief Financial Officer of HealthMarkets, Inc., a provider of health and life insurance products to individuals and small groups. Mr. Boxer served as Executive Vice President and Chief Financial Officer of Mariner Health Care, Inc., a provider of skilled nursing and long-term health care services. Prior to Mariner, Mr. Boxer served as Senior Vice President and Chief Financial Officer of Watson Pharmaceuticals, Inc., a NYSE-listed specialty pharmaceuticals company. Mr. Boxer was an investment banker at Furman Selz, LLC, a New York-based investment bank. Mr. Boxer holds an M.B.A. from the University of Chicago Booth School of Business and a B.S. in Business Administration from Colorado State University. He is a Director of Skilled Healthcare Group Inc.

Thomas W. Erickson, 60, Director. Mr. Erickson has served as a member of the Board of Directors since February 14, 2011. He also serves on the board of directors of Luminex Corporation, a developer of biological testing technologies. Mr. Erickson is also currently chairman of the board of Inmar, Inc., a reverse logistics and revenue recovery company. Previously, he served as a Senior Advisor to New Mountain Capital, LLC, a private equity firm, chairman and interim president of National Medical Health Card Systems, Inc., a pharmacy benefits manager, chairman of the board of PATHCare, Inc., chairman of the board of TransHealthcare, Inc., a health care services company, chairman and interim president and chief executive officer of LifeCare Holdings, Inc., an operator of long-term acute care hospitals, interim president and chief executive officer of Luminex Corporation, and interim president and chief executive officer and director of Omega Healthcare Investors, Inc., a healthcare focused real estate investment trust. Mr. Erickson was also co-founder, president and chief executive officer of CareSelect Group, Inc., a physician practice management company. Earlier in his career, he held several management positions at American Hospital Supply Corporation. Mr. Erickson holds a Bachelors degree from the University of Iowa and an M.B.A. from Southern Methodist University.

Except as indicated above, none of the directors holds any other directorship.

Pursuant to our bylaws, our directors are elected by ballot at the annual meeting of the stockholders, which election may take place by written consent. Our sole stockholder is American Renal Holdings Intermediate Company, LLC, the sole member of which is Parent. Each member of our current Board of Directors also serves as a director of Parent, although there is no requirement that persons who serve as directors of Parent also serve on our Board of Directors. Parent entered into an amended and restated stockholders agreement (the “New Stockholders Agreement of Parent”) on June 28, 2010 with Centerbridge, certain affiliates of Centerbridge, and certain other stockholders. The New Stockholders Agreement of Parent provides that Centerbridge has the right to designate five directors of Parent and that each of Messrs. Carlucci, Ford and Kamal (collectively, the “Founder Directors”) would also serve as directors of Parent. Each of Messrs. Silver, Hendricks and Boxer (collectively, the “Sponsor Directors”) was designated as a director of Parent by Centerbridge pursuant to the New Stockholders Agreement of Parent. The remaining director positions were filled by the appointment of Messrs. Carlucci, Ford and Kamal on May 7, 2010. Additionally, on February 14, 2011, the size of the Board of Directors was expanded to seven members and Thomas Erickson was appointed to the Board.

As a group, the Centerbridge Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

The Founder Directors bring leadership, extensive business, operating, legal and policy experience, and tremendous knowledge of our Company and the Company’s industry, to the Board. In addition, the Founder Directors bring their broad strategic vision for our Company to the Board. Mr. Ford’s service as the Chairman and as previous Chief Executive Officer of the Company, Mr. Carlucci’s service as previous Chief Operating Officer, Treasurer, and current Chief Executive Officer and Mr. Kamal’s service as previous

Executive Vice President and current President and Director creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business.

Corporate Governance

Board Committees

Our board of directors has established an audit and compliance committee and a compensation committee. Each committee operates under a charter that has been approved by our board of directors.

Audit and Compliance Committee

The members of our audit and compliance committee are Messrs. Boxer and Hendricks. Mr. Boxer chairs the audit and compliance committee. Our board of directors has determined that each audit and compliance committee member satisfies the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Mr. Boxer is an “audit committee financial expert,” as defined by SEC rules and satisfies the financial sophistication requirements of The NASDAQ Global Market. Our audit and compliance committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. The audit and compliance committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures, code of business conduct and ethics and our compliance with related legal and regulatory requirements;

•	discussing our risk management policies ;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and resolution of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit and compliance committee report required by SEC rules set forth below.

All audit and non-audit services, other than de minimus non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit and compliance committee.

REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE*

The Audit and Compliance Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit and Compliance Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit and Compliance Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit and Compliance Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held no meetings during fiscal year 2010, since the Company did not become a publicly reporting company until December 30, 2010.

We have reviewed and discussed with management and Grant Thornton our audited financial statements. We discussed with Grant Thornton and the Company’s Chief Financial Officer the overall scope and plans of their audits. We met with Grant Thornton, with and without management present, to discuss results of its examinations, its evaluation of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

We have reviewed and discussed with Grant Thornton matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received from Grant Thornton the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton’s communications with the Audit Committee concerning independence. We have discussed with Grant Thornton matters relating to its independence, including a review of both audit and non-audit fees, and considered the compatibility of non-audit services with Grant Thornton’s independence.

Based on the reviews and discussions referred to above and our review of the Company’s audited financial statements for fiscal year 2010, we recommended to the Board that the Company’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the SEC.

Respectfully submitted,

AUDIT COMMITTEE

Michael E. Boxer, Chair

Jared S. Hendricks

________________________________________

*	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing

Compensation Committee

The members of our compensation committee are Messrs. Silver, Carlucci and Erickson. Mr. Silver chairs the compensation committee. The compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to chief executive officer compensation;

•	determining our chief executive officer’s compensation;

•	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board of directors with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules; and

•	preparing the compensation committee report required by SEC rules.

Code of Business Conduct and Ethics

As a newly reporting public company, we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting in the second fiscal quarter of 2011. The code of business conduct and ethics will be available on our website at www.americanrenal.com during that quarter. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Equity-Based Arrangements

In connection with the closing of the Merger, the Parent adopted new equity incentive arrangements for directors, executives and other senior management employees including a new stock incentive plan, the 2010 American Renal Associates Holdings, Inc. Stock Incentive Plan, and an arrangement for equity contributions from senior management. The 2010 American Renal Associates Holdings, Inc. Stock Incentive Plan is designed to promote our interests by providing eligible persons with the opportunity to receive an equity interest and/or equity-based awards in one of our direct or indirect parent entities as an incentive for them to remain in our service. New equity awards may also be granted under the new stock incentive plan to members of our senior management.

In addition, consistent with these arrangements, Messrs. Carlucci, Kamal and Ford each executed an equity contribution, exchange and subscription agreement pursuant to which each individual made an equity contribution of approximately $6 million to the Parent, through the rollover of common stock and/or preferred stock of ARH in exchange for common stock of the Parent. Mr. McDonough also entered into an equity contribution, exchange and subscription agreement pursuant to which he contributed approximately $450,000 and Mr. McDonough also contributed and rolled over 25% of the intrinsic value of his outstanding stock options in ARH into options to acquire common stock of the Parent.

New Employment Agreements

In connection with the execution of the Merger Agreement, we entered into new employment agreements with Messrs. Carlucci, Kamal, Ford, and McDonough, which became effective upon the closing of the Merger. These new employment agreements contain restrictive covenants in our favor and ensure management’s commitment to our interests. We have summarized the terms of these new agreements below.

Joseph A. Carlucci. We entered into a new employment agreement, dated as of March 22, 2010 and effective as of the closing of the Merger, with Mr. Carlucci (the “Carlucci Agreement”) pursuant to which Mr. Carlucci serves as our Chief Executive Officer. The Carlucci Agreement has a three-year term with automatic one-year successive renewals. Mr. Carlucci is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement).

The Carlucci Agreement also provides for certain restrictive covenants which apply during the term of the Carlucci Agreement and through the third anniversary of the date of termination of Mr. Carlucci’s employment, provided that solely in the case of a change in control (as defined in the Carlucci Agreement) the restrictive period will end on the later of (i) the third anniversary of the change in control and (ii) the first anniversary of the date of termination of employment, provided further that solely in the case of a change in control, we have the right to extend such period until the later of (a) the fifth anniversary of the change in control and (b) the first anniversary of the date of termination if we make a timely election and pay Mr. Carlucci an amount equal to 300% of his then current base salary.

During the restrictive period, Mr. Carlucci is prohibited from (1) soliciting any employee or contracting physician to terminate his or her relationship with us, (2) hiring any person who was employed by us at any time during Mr. Carlucci’s employment with us, (3) competing, directly or indirectly with us as an owner of any business (x) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities within 10 miles of any of our facilities, (y) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities where Mr. Carlucci is involved in a program to establish joint ventures with nephrologists in the United States of America, and (z) in the case of a termination of employment that occurs on or before the third anniversary of the date of the Carlucci Agreement or which occurs after a change in control, engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities in the United States of America, and (4) representing any other entity or business in conducting substantial negotiations with any nephrologists with whom Mr. Carlucci had conducted substantial negotiations on behalf of us during the one year period immediately prior to the termination of Mr. Carlucci’s employment with us.

Mr. Carlucci is also subject to a confidentiality covenant prohibiting him from disclosing our confidential information for an indefinite period and Mr. Carlucci will agree that all inventions, patents, discoveries, and work product created by him while employed by us will belong to us.

Syed T. Kamal. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Kamal pursuant to which Mr. Kamal serves as our President. Mr. Kamal’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. Kamal is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. Kamal is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Christopher T. Ford. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Ford pursuant to which Mr. Ford serves as our Chairman of the Board on a part-time basis. Mr. Ford’s employment agreement has a two-year term with automatic one-year successive renewals. Mr. Ford is entitled to receive a salary of $175,000, employee benefits accruing on a part-time basis and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in Mr. Ford’s employment agreement). Mr. Ford will also be subject to the same restrictive covenants that are contained in the Carlucci Agreement.

John J. McDonough. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. McDonough pursuant to which Mr. McDonough serves as our Chief Financial Officer. Mr. McDonough’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. McDonough is entitled to receive a salary of $440,720, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. McDonough is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of the compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures regarding our current plans, considerations, expectations and determinations regarding future compensation programs.

Executive Summary

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead our company and create value for our equityholders. The compensation packages for our named executive officers generally include a base salary, annual cash bonuses, equity awards and other benefits and perquisites.

The discussion below includes a review of our compensation decisions with respect to 2009 and 2010. Our named executive officers for 2009 and 2010 were Joseph A. Carlucci, our Chief Executive Officer; Christopher T. Ford, our Chairman; Syed T. Kamal, our President; John J. McDonough, our Executive Vice President, Chief Financial Officer and Treasurer and Michael R. Costa, our Vice President, General Counsel and Secretary.

On March 22, 2010, we entered into a Merger Agreement pursuant to which we became a wholly-owned subsidiary of American Renal Holdings Intermediate Company, Inc., which is in turn a wholly-owned subsidiary of American Renal Associates Holdings, Inc. In connection with this transaction: (1) Centerbridge, as sponsor in the Merger Agreement, made an aggregate cash equity investment of $161.5 million in American Renal Associates Holdings, Inc., subject to certain adjustments, and acquired 87% of the common stock of American Renal Associates Holdings, Inc; and (2) certain members of our management contributed a portion of their existing equity ownership in us in exchange for cash and newly issued shares of common stock of American Renal Associates Holdings, Inc.

As further described below, in connection with the Centerbridge merger, American Renal Associates Holdings, Inc. adopted new equity incentive arrangements applicable to our directors, executives and other senior management employees, including a new stock incentive plan and an arrangement for equity contributions from senior management, and we entered into new employment agreements with Messrs. Carlucci, Kamal, Ford and McDonough. Accordingly, the compensation arrangements for our named executive officers following the Centerbridge merger differ from those in place during 2009.

Compensation Determination Process

Our compensation programs for our named executive officers are designed to reflect our view that all components of executive compensation should be set at levels that are necessary, within reasonable parameters, to successfully attract, retain and motivate optimally talented and experienced executives and that are fair and equitable in light of market practices. We believe that the ownership by management of equity interests in our business is the most effective mechanism for providing incentives to maximize gains for equityholders and that annual cash incentive compensation should be linked to metrics that create value for our equityholders. In setting an individual executive officer’s initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities, the individual’s prior experience and skills and the individual’s compensation expectations, as well as the compensation of existing executive officers at our company and our general impressions of prevailing conditions in the market for executive talent.

The base salary levels for our named executive officers were established by our Compensation Committee at the commencement of each such executive officer’s employment with us and are subject to adjustment by our Compensation Committee based upon the recommendation of the supervising executive officer and/or our Chief Executive Officer. The amounts of the annual cash bonuses for Messrs. Carlucci, Kamal, Ford and McDonough for 2009 were determined on the basis of our Compensation Committee’s allocation of an overall bonus pool, the size of which was calculated in accordance with our achievement of certain EBITDA performance targets and company growth objectives as contemplated in the named executive officers’ respective employment agreements. The amount of Mr. Costa’s annual cash bonus for 2009 was based upon the recommendation of the supervising executive officer and/or our Chief Executive Officer and was approved by our Compensation Committee. The amounts of equity grants to our named executive officers are determined by our Compensation Committee.

Compensation Risk Assessment

We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Elements of Compensation

Base Salaries

Base salaries are intended to provide a fixed level of compensation sufficient to attract and retain an effective management team when considered in combination with other components of our executive compensation programs. We believe that the base salary element of compensation is required to provide our named executive officers with a stable income stream that is commensurate with their experience and responsibilities. Annual base salaries are established on the basis of market conditions at the time we hire an executive. Any subsequent modifications to annual base salaries are influenced by the performance of the executive and by significant changes in market conditions.

During 2009, the base salaries of our named executive officers were as follows: Mr. Carlucci, $420,000; Mr. Costa, $266,200; Mr. Ford, $420,000; Mr. Kamal, $420,000; and Mr. McDonough, $340,000. Following the effectiveness of the new employment agreements entered into with Messrs. Carlucci, Ford, Kamal and McDonough on March 22, 2010 in connection with the Centerbridge merger, the base salaries of our named executive officers are as follows: Mr. Carlucci, $525,360; Mr. Costa, $292,820 (effective August 3, 2010); Mr. Ford, $175,000; Mr. Kamal, $525,360; and Mr. McDonough, $440,720. These changes in base salaries in connection with the Centerbridge merger were attributable to improved operational results, sustained growth and our objective of aligning named executive officer compensation with our impressions of prevailing base salaries for similarly situated executives at companies of our size in our industry, although we did not evaluate base salaries at any specific peer group of companies.

Annual Cash Bonuses

The employment agreements effective during 2009 provided for annual cash bonuses (the “Bonus Plan”) for each of Messrs. Carlucci, Ford, Kamal and McDonough. Each of Messrs. Carlucci, Ford, Kamal and McDonough was entitled to participate in a bonus pool to be allocated among themselves (the “Bonus Pool”). The aggregate target amount of the Bonus Pool was the sum of 50% of the base salary of each of Messrs. Carlucci, Ford, Kamal and McDonough. For 2009, this aggregate target amount was $800,000. The actual amount of the Bonus Pool for 2009 was determined in part (75%) based on our achievement of an annual, fiscal year consolidated EBITDA performance goal set by our Board of Directors and in part (25%) based on our achievement of an annual target with respect to the number of dialysis patients treated during the year. The 2009 target for EBITDA performance was $66,114,738, and our actual EBITDA achievement was $67,050,000. The target for the number of dialysis patients treated during 2009 was 5,351, and our actual achievement was 5,405 patients.

In determining the actual amount of the Bonus Pool, the Compensation Committee makes adjustments to the target amount based on our performance in relation to our EBITDA and number of patients treated targets and has substantial discretion as to the amounts of these adjustments based on the facts and circumstances surrounding our performance. If our performance targets had not been met, the Bonus Pool would have been funded at less than the $800,000 target amount. For example, if 90% of the performance targets had been met, the Bonus Pool might have been funded at 80% of the target amount, subject to the exercise of discretion by the Compensation Committee and with primary emphasis placed upon EBITDA performance. If 100% of the performance targets had been met, the Bonus Pool might have been funded at 100%, again subject to the exercise of discretion by the Compensation Committee. In 2009, actual performance exceeded 100% of each of the performance targets. In recognition of these superior results, which were achieved in a very challenging business environment, the Compensation Committee elected to fund the Bonus Pool in the aggregate amount of $1,000,000. This decision to fund the Bonus Pool at $200,000 greater than the $800,000 target amount reflects the Compensation Committee’s intention to reward the Bonus Pool participants for their extraordinary efforts to exceed our performance targets and recognizes the participants’ downside risk that the Bonus Pool would likely have been funded significantly below the target amount if the performance targets had been missed.

The actual portion of the Bonus Pool payable to each of Messrs. Carlucci, Ford, Kamal and McDonough was determined by our Board of Directors based upon the recommendation of our Compensation Committee, subject to the requirement that the entire amount of the Bonus Pool be divided among the four executives. In 2009, the annual cash payments made from the Bonus Pool were as follows: Mr. Carlucci, $325,000; Mr. Ford, $75,000; Mr. Kamal, $325,000; and Mr. McDonough, $275,000. Our Board of Directors determined these allocation amounts on a discretionary basis through an informal process in which the Board of Directors assessed the contributions of each executive towards our achievement in surpassing our performance goals for EBITDA and number of dialysis patients treated during 2009, with our founders, Messrs. Carlucci and Kamal, receiving higher payments in recognition of their contributions in building our business from a long-term perspective. Messrs. Carlucci, Kamal and McDonough were primarily responsible for our number of dialysis patients treated during 2009. Mr. Ford’s allocation reflects substantial changes in his role with us during 2009, particularly his transition from a focus on revenue-generating activities to instead assuming primary responsibility for serving as our liaison to the Kidney Care Council and related trade associations. Mr. Costa did not participate in the Bonus Pool for 2009 but was awarded a discretionary cash bonus of $100,000 for 2009. All of our Vice Presidents, including Mr. Costa, received cash bonuses pursuant to their offer letters. Mr. Costa’s bonus, which was based upon the recommendation of the Chief Executive Officer and was approved by the Compensation Committee, reflects his successful performance in handling various transactions, including the Merger, and the strong performance of the law department as a whole.

In connection with the Centerbridge merger, we entered into new employment agreements with Messrs. Carlucci, Kamal and McDonough which provide for a new bonus plan (the “2010 Bonus Plan”). Under the 2010 Bonus Plan, each of Messrs. Carlucci, Kamal and McDonough is eligible to earn an annual cash bonus award with a minimum threshold of 37.5% of his base salary, a target bonus of 75% of his base salary and a maximum bonus of 150% of his base salary based upon our achievement of annual, fiscal year consolidated EBITDA performance goals established by our Compensation Committee. In 2010, each of Messrs. Carlucci, Kamal and McDonough earned and were paid bonuses in excess of their targets in the amounts of $394,020, $394,020 and $330,540, respectively, and Mr. Costa earned and was paid a discretionary cash bonus of $100,000.

Long-Term Equity Incentives

We believe that our long-term financial success is achieved in part through an ownership culture that encourages our named executive officers to focus on our long-term performance through the use of equity-based compensation tools. Our Equity Incentive Plan that was in place during 2009 was initially established in 2005. We adopted this plan to align the interests of our equityholders with those of our employees and to provide for grants of options to key employees, directors, advisors and consultants as either incentive stock options or nonqualified stock options as determined by our Board of Directors. The only equity award granted to a named executive officer during 2009 was a grant of 20,000 stock options made to Mr. Costa on May 20, 2009 in accordance with our practice of granting equity awards to certain employees each year on the anniversary of the date on which we hired each such employee.

In connection with the Centerbridge merger, our parent entered into the 2010 American Renal Associates Holdings, Inc. Stock Incentive Plan. This 2010 Stock Incentive Plan is designed to promote our interests by providing eligible persons with the opportunity to receive an equity interest and/or equity-based awards in one of our direct or indirect parent entities as an incentive for them to remain in our service. Together with the substantial investments made in our parent by our senior management, these arrangements demonstrate the commitment of our employees and management team to our long-term growth.

Consistent with these arrangements, each of Messrs. Carlucci, Kamal and Ford executed an equity contribution, exchange and subscription agreement pursuant to which each such executive made an equity contribution with a value of $6,000,000 to our parent, American Renal Associates Holdings, Inc., through the rollover of common stock and/or preferred stock of our company in exchange for common stock of American Renal Associates Holdings, Inc. Mr. McDonough entered into an equity contribution, exchange and subscription agreement pursuant to which he made an equity contribution with a value of $450,000 to American Renal Associates Holdings, Inc. through the rollover of common and /or preferred stock of our company in exchange for common stock of American Renal Associates Holdings, Inc. Mr. McDonough also contributed and rolled over 25% of the spread value of his then outstanding stock options in our company in exchange for options to acquire common stock in American Renal Associates Holdings, Inc. Mr. Costa entered into a subscription agreement pursuant to which he made a cash investment in American Renal Associates Holdings, Inc. of $125,000 from the after tax proceeds of the cashout of his stock options in the Company in connection with the Merger.

In addition to the forgoing, in connection with the Centerbridge merger, each of Messrs. Carlucci, Ford, Kamal and McDonough received approximately $185,899 on May 10, 2010 in exchange for 46,250 shares of our common stock that each of the executives purchased from us pursuant to Notes issued on March 4, 2008. A portion of such sales proceeds were used by the executives to repay their indebtedness to us under the Notes.

The Parent expects to and has provided incentives to the named executive officers by issuing them options to purchase Parent common stock from time to time. In 2010, the Parent granted options to purchase 261,100 shares of Parent common stock to each of Joseph A. Carlucci, Syed T. Kamal and John J. McDonough, and options to purchase 47,000 shares of Parent common stock to Michael R. Costa . One-third of such options vest 20% each year over a five year period beginning on May 7, 2011. The other two-

thirds of such options vest upon the attainment by the Sponsor of specified returns upon their investment in the Company. All options have an exercise price of $21 per share and have a ten year term.

Other Compensation

We also provide various other benefits to certain of our named executive officers that are intended to be part of a competitive compensation program. In 2009 and 2010, these benefits for each of Messrs. Carlucci, Ford, Kamal and McDonough included director and officer liability insurance as well as a company-provided automobile allowance and reimbursements for related expenses (including insurance, taxes and fuel), provided that the cost of providing such automobile allowance could not exceed $12,000 per fiscal year, plus all costs for insurance and fuel. We believe that these benefits are comparable to those offered by other companies that compete with us for executive talent.

Payments Upon Termination

Each of our named executive officers, other than Mr. Costa, is entitled to certain benefits upon the termination of his employment with us, the terms of which are described below under “Summary of Employment Agreements” and “Potential Payments Upon Termination or Change in Control.” We believe that these benefits are valuable as they address the valid concern that it may be difficult for these executives to find comparable employment in a short period of time in the event of termination and provide an incentive for these executives to comply with non-competition and non-solicitation covenants.

Anticipated Actions

We expect to continue to evaluate and revisit the structure of our executive compensation programs and may make adjustments to them from time to time.

Summary Compensation Table

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Joseph A. Carlucci	2010	505,448	0	2,169,741	436,049	0	3,111,238
Chief Executive Officer	2009	420,000	0	0	325,000	18,148	763,148
Christopher T. Ford	2010	250,835	0	0	0	13,662	264,497
Chairman	2009	420,000	0	0	75,000	16,571	511,571
Syed T. Kamal	2010	505,448	0	2,169,741	436,049	6,137	3,117,375
President	2009	420,000	0	0	325,000	17,300	762,300
John J. McDonough	2010	410,845	0	2,169,741	365,798	8,557	2,954,941
Executive Vice President, Chief Financial Officer and Treasurer	2009	340,000	0	0	275,000	0	615,000
Michael R. Costa	2010	276,028	100,000	390,570	0	0	766,598
Vice President, General Counsel and Secretary	2009	266,200	100,000	104,000	0	0	470,200

(1)	The amounts set forth in this column represent the aggregate grant date fair value of option awards granted in fiscal years 2009 and 2010 as calculated pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718). These amounts have been determined based on the assumptions set forth in Note N to our consolidated financial statements for the fiscal years ended December 31, 2009 and 2010. Options granted to Mr. Costa in 2009 were eliminated in the Merger. All options issued in 2010 were issued by the Parent.

(2)	The amounts set forth in this column reflect awards under our Bonus Plan. For more information regarding the Bonus Plan, see the Compensation Discussion and Analysis section above.
(3)	Consists of automobile allowance, gasoline and auto and life insurance.

The following table sets forth the individual grants of plan-based awards made to each of our named executive officers during 2009 and 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)(4)
		Target ($) 2009		Target ($) 2010
Mr. Carlucci	7/9/10	325,000	(1)	436,049	(1)	261,100		21.00		2,169,741
Mr. Ford		75,000	(1)	0	(1)					0
Mr. Kamal	7/9/10	325,000	(1)	436,049	(1)	261,100		21.00		2,169,741
Mr. McDonough	7/9/10	275,000	(1)	365,798	(1)	261,100		21.00		2,169,741
Mr. Costa	5/20/09					20,000	(2)	5.20	(3)	104,000
Mr. Costa	7/9/10					47,000		21.00		390,570

(1)	Reflects the anticipated opportunity of each of Messrs. Carlucci, Ford, Kamal and McDonough to participate in the Bonus Plan. There were no threshold, target or maximum awards payable under the Bonus Plan for 2009. Instead, each executive was entitled to participate in a Bonus Pool funded based on our achievement of pre-established performance goals as discussed in the Compensation Discussion & Analysis section above. In 2009, the aggregate amount available in the Bonus Pool to be allocated among Messrs. Carlucci, Ford, Kamal and McDonough was $1,000,000. In 2010, targeted bonuses were based on a formula of a percentage of budgeted EBITDA. In 2010, the aggregate amount available in the Bonus Plan to be allocated among Messrs. Carlucci, Kamal and McDonough was $1,237,896. Actual amounts earned by and paid to Messrs. Carlucci, Ford, Kamal and McDonough are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For additional information regarding the Bonus Plan, see the Compensation Discussion and Analysis section above.
(2)	Represents an award of time-vesting stock options granted under our 2005 Equity Incentive Plan which was eliminated in the Merger.
(3)	Reflects the per-share exercise price of the options, which is equal to the fair market value of a share of our common stock on the grant date as determined by our Board of Directors. A description of the process used in determining the fair market value of our common stock is set forth above under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-based Compensation.”
(4)	Reflects the aggregate grant date fair value the award of stock options determined pursuant to FASB ASC Topic 718.

Summary of Employment Agreements

Employment Agreements Effective During 2009

We maintain employment agreements with each of our named executive officers, with the exception of Mr. Costa. The employment agreements in effect during 2009 were originally executed on August 25, 2004 and were amended on December 16, 2005 and March 1, 2007 respectively. The employment agreements provided for an initial term of five years and automatic renewal for successive one-year periods unless notice of non-renewal was provided in writing by either party at least 60 days before the end of the then-current term.

As of 2009, the employment agreements provided for base salaries in the following amounts subject to increases in the sole discretion of our Compensation Committee: Mr. Carlucci, $420,000; Mr. Ford, $420,000; Mr. Kamal, $420,000; and Mr. McDonough, $340,000. The executives were also entitled to participate in any employee benefit plans that we offered to our executive officers. In addition, each of Messrs. Ford, Kamal and McDonough received a company-provided automobile allowance and reimbursements for related expenses (including insurance, taxes and fuel), provided that the cost of providing such automobile allowance could not exceed $12,000 per fiscal year, plus all costs for insurance and fuel.

The employment agreements also included certain restrictive covenants which applied during their term and through the third anniversary of the date of termination of the employment agreements, provided that, solely in the case of a Sale (as defined therein), the restrictive period would end on the later of (1) the third anniversary of the Sale and (2) the first anniversary of the date of termination of employment, provided further that, solely in the case of a Sale, we would have the right to extend the restrictive covenant periods with each executive (1) until the later of the fifth anniversary of the sale or the first anniversary of the executive’s termination of employment, in the case of Messrs. Carlucci, Ford and Kamal; or (2) through the third anniversary of the termination of the executive’s employment, in the case of Mr. McDonough. In the event that we chose to extend the restrictive covenant periods, Messrs. Carlucci, Ford and Kamal would receive a lump sum payment equal to $751,666, and Mr. McDonough would receive a lump sum payment equal to his then-current base salary.

During the restrictive period, the executive would be prohibited from (1) soliciting any employee or contracting physician to terminate his or her relationship with us; (2) hiring any person who was employed by us at any time during the executive’s employment with us; (3) competing, directly or indirectly with us as an owner of any business (x) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities within 10 miles of any of our facilities, (y) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities where the executive is involved in a program to establish joint ventures with nephrologists in the United States of America and (z) in the case of a termination of employment that occurred on or before the third anniversary of the date of the employment agreement or that occurred after a change in control, engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities in the United States of America; and (4) representing any other entity or business in conducting substantial negotiations with any nephrologists with whom the executive had conducted substantial negotiations on behalf of us during the one-year period immediately prior to the termination of the executive’s employment with us.

The executives were also subject to a confidentiality covenant prohibiting them from disclosing our confidential information for an indefinite period, and the executives agreed that all inventions, patents, discoveries and work product created by them while employed by us would belong to us.

Current Employment Agreements

In connection with the execution of the Merger Agreement, we have entered into new employment agreements with Messrs. Carlucci, Kamal, Ford, and McDonough, which become effective upon the closing of the Merger. These new employment agreements contain restrictive covenants in our favor and ensure management’s commitment to our interests. We have summarized the terms of these new agreements below.

Joseph A. Carlucci. We entered into a new employment agreement, dated as of March 22, 2010 and effective as of the closing of the Merger, with Mr. Carlucci (the “Carlucci Agreement”) pursuant to which Mr. Carlucci serves as our Chief Executive Officer. The Carlucci Agreement has a three-year term with automatic one-year successive renewals. Mr. Carlucci is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement).

The Carlucci Agreement also provides for certain restrictive covenants which apply during the term of the Carlucci Agreement and through the third anniversary of the date of termination of Mr. Carlucci’s employment, provided that solely in the case of a change in control (as defined in the Carlucci Agreement) the restrictive period will end on the later of (i) the third anniversary of the change in control and (ii) the first anniversary of the date of termination of employment, provided further that solely in the case of a change in control, we have the right to extend such period until the later of (a) the fifth anniversary of the change in control and (b) the first anniversary of the date of termination if we make a timely election and pay Mr. Carlucci an amount equal to 300% of his then current base salary.

During the restrictive period, Mr. Carlucci is prohibited from (1) soliciting any employee or contracting physician to terminate his or her relationship with us, (2) hiring any person who was employed by us at any time during Mr. Carlucci’s employment with us, (3) competing, directly or indirectly with us as an owner of any business (x) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities within 10 miles of any of our facilities, (y) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities where Mr. Carlucci is involved in a program to establish joint ventures with nephrologists in the United States of America, and (z) in the case of a termination of employment that occurs on or before the third anniversary of the date of the Carlucci Agreement or which occurs after a change in control, engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities in the United States of America, and (4) representing any other entity or business in conducting substantial negotiations with any nephrologists with whom Mr. Carlucci had conducted substantial negotiations on behalf of us during the one year period immediately prior to the termination of Mr. Carlucci’s employment with us.

Mr. Carlucci is also subject to a confidentiality covenant prohibiting him from disclosing our confidential information for an indefinite period and Mr. Carlucci will agree that all inventions, patents, discoveries, and work product created by him while employed by us will belong to us.

Syed T. Kamal. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Kamal pursuant to which Mr. Kamal serves as our President. Mr. Kamal’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. Kamal is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. Kamal is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Christopher T. Ford. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Ford pursuant to which Mr. Ford serves as our Chairman of the Board on a part-time basis. Mr. Ford’s employment agreement has a two-year term with automatic one-year successive renewals. Mr. Ford is entitled to receive a salary of $175,000, employee benefits accruing on a part-time basis and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in Mr. Ford’s employment agreement). Mr. Ford will also be subject to the same restrictive covenants that are contained in the Carlucci Agreement.

John J. McDonough. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. McDonough pursuant to which Mr. McDonough serves as our Chief Financial Officer. Mr. McDonough’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. McDonough is entitled to receive a salary of $440,720, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. McDonough is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Outstanding Company Equity Awards at 2010 Fiscal Year-End

At December 31, 2010, no equity awards are outstanding from the Company to the named executive officers, nor have any such awards vested or been exercised during 2010.

Company Option Exercises and Stock Vested in 2009 and 2010

None of our named executive officers had Company stock options that were exercised during 2009 or 2010. The following table summarizes amounts realized upon the vesting of restricted stock for each of our named executive officers during 2009. All of such shares were eliminated in the Merger. No unvested restricted Company stock is held by our named executive officers at December 31, 2010.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Carlucci	15,416.6	72,766
Mr. Ford	15,416.6	72,766
Mr. Kamal	15,416.6	72,766
Mr. McDonough	15,416.6	72,766
Mr. Costa	0	0

(1)	Represents the number of restricted shares that vested in 2009 and the aggregate value of such shares of common stock based upon the fair market value of our common stock on the March 5, 2009 vesting date ($4.72 per share).

Pension Benefits for 2009 and 2010

We do not offer pension benefits to our named executive officers.

Non-Qualified Deferred Compensation for 2009 and 2010

We do not offer non-qualified deferred compensation to our named executive officers.

Potential Benefits Upon Termination or Change in Control

Termination of Employment

As discussed above, we maintain employment agreements with each of our named executive officers, other than Mr. Costa, that provide for certain payments and benefits upon their termination of employment for various reasons. The following disclosure reflects terms of the employment arrangements in place on December 31, 2010.

Payments Made Upon Any Termination of Employment. Regardless of the manner in which his employment terminates, each executive officer is entitled to receive amounts earned and accrued during his term of employment, including accrued but unpaid base salary through the date of termination and unreimbursed employment-related expenses owed to the executive officer under our policies. These payments do not differ from payments made upon termination to all employees.

Payments Made Upon Termination Without Cause or Good Reason. Messrs. Carlucci, Ford, Kamal and McDonough’s employment agreements in effect on December 31, 2010 provide that, if we terminated the executive without Cause, or the executive terminated his employment with us for Good Reason, he would be entitled to receive:

•	continuation of his base salary, at the then-current level, for a period of 24 months, payable in installments in accordance with our normal payroll practices;

•

continuation of employee group health. life, and disability plans until the earlier of (A) 24 months following the date of termination; or (D) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and

•	For Messrs. Carlucci, Kamal and McDonough, a pro rata portion of his bonus for the then-current fiscal year based upon actual performance, payable at the time at which bonuses are normally paid.

“Cause” generally means the executive’s (1) conviction of, or plea of guilty to, a crime if, as a result of his continued association with us, such crime is injurious to our business or reputation; (2) breach of duty of loyalty that is detrimental to us and involves his personal profit; (3) willful failure to perform his duties or to follow lawful directives of the Board of Directors; or (4) gross negligence or willful misconduct in the performance of his duties.

“Good Reason” generally means any substantial diminution of or substantial detrimental change in the executive’s responsibilities, salary or benefits, or re-location of the executive’s principal office from the metropolitan Boston area.

Payments Made Upon Death or Termination of Employment by Reason of Disability. If Messrs. Carlucci, Ford, Kamal or McDonough’s employment was terminated on December 31, 2010 by reason of his death or disability, he would be entitled to receive:

•	continuation of his base salary, at the then-current level, for a period of 12 months, payable in installments in accordance with our normal payroll practices;

•

continuation of employee group health. life, and disability plans until the earlier of (A) 12 months following the date of termination; or (D) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and

Restrictive Covenants. Each of the employment agreements in effect on December 31, 2010 contained confidentiality, non-competition and employee non-solicitation covenants that applied during the executive’s employment with us and for 36 months after his termination of. In the case of a sale of our company, Messrs. Carlucci, Ford and Kamal’s restrictive covenants would terminate on the later of the third anniversary of the sale or the first anniversary of the executive’s termination of employment.

Upon the occurrence of a sale of our company, we would have the right to extend the restrictive covenant periods with each executive until the later of the fifth anniversary of the sale or the first anniversary of the executive’s termination of employment. In the event that we chose to extend the restrictive covenant periods, Messrs. Carlucciand Kamal would receive a lump sum payment equal to $1,576,080, Mr. McDonough would receive a lump sum payment equal to $1,322,160 and Mr. Ford would receive a lump sum payment of $525,000.

Summary of Termination Payments and Benefits. The following table summarizes the approximate value of the termination payments and benefits that each of our named executive officers would have received if his employment had been terminated on December 31, 2010 by the executive for Good Reason or by us without Cause. The table does not include certain amounts that the named executive officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees.

	Mr. Carlucci ($)	Mr. Ford ($)	Mr. Kamal ($)	Mr. McDonough ($)	Mr. Costa ($)
Continuation of base salary for 24 months	1,050,720	375,000	1,050,720	340,000	0
Continuation of employee benefits for 12 months (1)	14,056	14,056	13,817	13,784	0
Bonus for year despite executive no longer being employed on payment date (2)	394,020	0	394,020	330,540	0
Total	1,458,796	389,056	1,458,557	684,324	0

(1)	These benefits include long-term and short-term disability insurance, dental insurance, medical insurance and life insurance. The amounts in the table above reflect the cost to our company of providing such benefits during 2010.
(2)	These bonus amounts assume that the executive would have received his full year target bonus of 75% of his base salary. In the event of a termination by the executive for Good Reason or by us without Cause or upon Death or Disability, the executive would have been entitled to a bonus for the year of termination through the date of termination on a calendar day pro-rated basis. In the event of a termination by the executive without good reason or by us for Cause, the executive would not have been entitled to a pro-rated bonus for the fiscal year of termination but would have been entitled to any bonus earned for any fiscal year prior to the year of termination.

Change in Control

As of December 31, 2010, our named executive officers were not entitled to any additional benefits following a change in control of our company or upon a termination of employment following a change in control of our company.

DIRECTOR COMPENSATION

The following table sets forth the cash and other compensation paid by us to the members of our Board of Directors for all services in all capacities during 2009 and 2010. Messrs. Carlucci, Ford and Kamal were named executive officers for 2009 and 2010 and were not separately compensated for their service as directors. D. Neal Morrison and Scott B. Perper also served on our Board of Directors during 2009 and 2010 and were not compensated for service during those years. Dr. Donald Leeber was the only member of our Board of Directors who was compensated for service during 2009. The form of such compensation was cash payments of $7,500 per quarter and a December 17, 2009 grant of options to purchase 5,000 shares of our common stock at an exercise price of $5.24 per share, for an aggregate grant date fair value of $26,200. These options are scheduled to vest in four equal annual installments beginning on December 17, 2010. The only compensation paid for 2010 was $43,333 paid to Michael Boxer. We have not yet determined what, if any, changes we will make to our director compensation arrangements following the Centerbridge merger.

2009

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Donald Leeber, M.D	30,000	26,200	56,200

(1)	The amount set forth in this column represents the aggregate grant date fair value of option awards granted in fiscal year 2009 as calculated pursuant to FASB ASC Topic 718. This amount has been determined based on the assumptions set forth in Note N to our consolidated financial statements for the fiscal year ended December 31, 2009. As of December 31, 2009, Dr. Leeber held options exercisable into 57,500 shares of our common stock. Of these options, 12,500 had an exercise price of $0.48 per share; 25,000 had an exercise price of $1.50 per share; 10,000 had an exercise price of $3.50 per share; 5,000 had an exercise price of $3.77 per share; and 5,000 had an exercise price of $4.72 per share. All of such options were eliminated in the Merger.

2010

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Michael E. Boxer	43,433	0	43,333

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

American Renal Associates Holdings, Inc. owns 100% of the capital stock of American Renal Holdings Intermediate Company, LLC, which owns 100% of the capital stock of American Renal Holdings, Inc. The following table sets forth information regarding the beneficial ownership of the common stock of American Renal Associates Holdings, Inc. as of March 25, 2011.

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.

The percentages of shares outstanding provided in the tables are based on 8,857,565 shares of American Renal Associates Holdings, Inc. common stock, par value $0.01 per share, outstanding as of March 15, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2011 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of each of our directors and executive officers listed below is c/o American Renal Holdings, Inc., 66 Cherry Hill Drive, Beverly, Massachusetts 01915.

Name of Beneficial Owner	Beneficial Ownership of American Renal Associates Holdings, Inc. Common Stock		Percentage of American Renal Associates Holdings, Inc. Common Stock
Centerbridge Capital Partners L.P. and certain affiliated entities[1]	7,692,505		86.9%
Christopher T. Ford	285,714	[2]	3.2%
Syed Kamal	285,714		3.2%
Joseph A. Carlucci	285,714		3.2%
John J. McDonough	114,615	[3]	1.3%
Michael R. Costa	5,952		*
Steven M. Silver[1]	7,692,505		86.9%
Jared S. Hendricks[1]	7,692,505		86.9%
Michael E. Boxer	14,286	[4]	*
All directors and executive officers as a group (8 persons)	898,809		10.2%

*	Less than one percent.
[1]

American Renal Associates Holdings, Inc., a Delaware corporation, is 83.3% owned by Centerbridge Capital Partners, L.P., 1.0% owned by Centerbridge Capital Partners SBS, L.P., 2.6% owned by Centerbridge Capital Partners Strategic, L.P., and 13.1% owned by other persons. Steven Silver, a Senior Managing Director of Centerbridge Partners, L.P., and Jared Hendricks, a Managing Director of Centerbridge Partners, L.P., both owners of interests in Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., and Centerbridge Capital Partners Strategic, L.P., disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

[2]	Comprised of 128,790 shares under the Christopher T. Ford 2005 Grantor Retained Annuity Trust and 156,924 shares under the Christopher T. Ford 2008 Grantor Retained Annuity Trust.
[3]	Includes options to purchase 93,186 shares of Parent common stock at $5.25 per share.
[4]	Beneficially owned through Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Lease Agreements with Entities Owned by Related Parties

We own the land and buildings of our dialysis clinic located in Chillicothe, Ohio and our JVs own the land and buildings of our dialysis clinics in Beaumont and Jasper, Texas. ARA-Chillicothe Dialysis, the dialysis clinic located in Chillicothe, Ohio in which we have a controlling interest, leases 8,100 square feet of space from ARA-Ohio Holdings LLC. We own all of the outstanding equity of ARA-Ohio Holdings LLC. The lease in Chillicothe, Ohio was entered in 2005 for a term of ten years with five year renewal options. The current minimum annual rent for our dialysis clinic in Chillicothe, Ohio is $72,900. In 2010, the minimum annual rent increases to $81,000.

We have other lease agreements for dialysis clinics with our nephrologist partners or entities under the control of our nephrologist partners in such clinics. The amount of rent expense under these lease arrangements was approximately $2.6 million, $2.5 million and $1.5 million in 2010, 2009 and 2008, respectively.

Indemnification of Officers and Directors

In connection with this offering, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Transaction Fee and Advisory Services Fee Arrangements with Centerbridge

In connection with the Transactions, we entered into a transaction fee and advisory services agreement with Centerbridge Advisors, L.L.C., the investment manager of Centerbridge, our principal stockholder after the consummation of the Merger. Pursuant to the transaction fee and advisory services agreement, we paid to Centerbridge a fee of $4 million plus out-of-pocket expenses upon the closing of the Merger as consideration for the financial and structural analysis, due diligence investigations, corporate strategy, and other advice and assistance rendered by Centerbridge to us.

In addition, under this agreement, Centerbridge (including through its affiliates) agreed to provide advisory and consulting services related to our affairs and the affairs of our subsidiaries, including, without limitation,

•

advice regarding the structure, terms, conditions and other provisions, distribution and timing of debt and equity offerings and advice regarding relationships with us and our subsidiaries’ lenders and bankers,

•	advice regarding our strategy,

•	advice regarding dispositions and/or acquisitions, and

•	such other advice directly related or ancillary to the above advisory services as may be reasonably requested by us.

In consideration for these services, we pay Centerbridge Advisors, L.L.C., commencing upon the closing of the Merger, a per annum advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the advisory services fee of the previous fiscal year and (ii) an amount equal to 1.25% of our EBITDA, minus a personnel expense deduction, if applicable. In addition, Centerbridge Advisors, L.L.C. is entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions (e.g., a sale of, or acquisition by, the Parent or its subsidiaries) in which Centerbridge is involved.

The transaction fee and advisory services agreement will continue until the earliest of (i) the tenth anniversary of the date of the agreement, (ii) the date on which Centerbridge owns less than 20% of the outstanding common stock of the Parent, or (iii) such date as Centerbridge may specify in writing. We have agreed to indemnify Centerbridge and its affiliates partners, members, stockholders, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction fee and advisory services agreement.

Upon a change of control in our ownership, an initial public offering or a sale of all or substantially all of the outstanding common stock of the parent or of the businesses and assets of the Parent (or at such other time as Centerbridge and the Company may agree), Centerbridge or Centerbridge Advisors, L.L.C., as the case may be, may elect to receive, in lieu of annual payments of the advisory services and related fees, a single lump sum cash payment equal to the then present value of all then current and future advisory services and related fees payable under this agreement. The indenture governing the notes permits the lump sum payment in the case of a change of control, an initial public offering or a sale of all or substantially all of our assets, but to the extent Centerbridge and the Company agree to pay a lump sum, such payment would only be payable to the extent that it is permitted under the indenture. The lump sum payment is also subject to other agreements governing our indebtedness.

Stockholders Agreement of American Renal Associates Holdings, Inc.

In connection with the Merger, the Parent entered into a stockholders agreement with Centerbridge and the other holders of common stock of the Parent (the “Stockholders Agreement”). Holders of common stock of the Parent will become party to the Stockholders Agreement from time to time, by executing a joinder to the Stockholders Agreement.

Under the Stockholders Agreement, each of the stockholders of the Parent party thereto agreed to vote in favor of, and to take all other necessary and appropriate actions to cause to occur, the election to the board of directors of Parent of each director designated in accordance with the provisions of the Stockholders Agreement. The parties to the Stockholders Agreement also agreed to vote the securities of Parent as Centerbridge directs in connection with any merger or consolidation of the Parent, the sale of all or substantially all of its assets, the amendment of its organizational documents and certain other matters.

The Stockholders Agreement restricts employee stockholders party thereto from transferring their securities of the Parent prior to the earlier of (i) 180 days after a qualified public offering or (ii) a change of control, subject to certain exceptions. The Stockholders Agreement also provides employee stockholders party thereto customary tag-along rights with respect to sales of securities of the Parent held by Centerbridge and gives Centerbridge customary drag-along rights, each subject to a minimum threshold of securities of the Parent sold by Centerbridge.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for 2010 and 2009, and fees billed for other services rendered by Grant Thornton for 2010 and 2009:

	2010	2009
Audit Fees	$1,098,385	$423,990
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,098,385	$423,990

Audit Fees. These fees were for professional services rendered by Grant Thornton LLP in connection with the audit and reviews of our consolidated annual financial statements. The fees also include services related to Securities and Exchange Commission filings as well as comfort letters provided in connection with the Transactions.

Audit-Related Fees. For 2010, these fees were for services rendered by Grant Thornton related to our Senior Secured Note offering.

Tax Fees and All Other Fees. For 2010 and 2009, Grant Thornton did not render any other professional services or bill any fees for other services not included within Audit Fees or Audit-Related Fees.

Pre-approval of Auditor Services

The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it. For 2010, all services provided by Grant Thornton LLP were pre-approved by the Audit and Compliance Committee.

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of the accounting firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to American Renal Holdings, Inc., attention: General Counsel, 66 Cherry Hill Drive, Beverly, MA, 01915.

AMERICAN RENAL HOLDINGS INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements for the years ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 (successor) and 2009 (predecessor)	F-3

Consolidated Statements of Operations for the successor period from May  8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008

F-4

Consolidated Statements of Changes in Equity (Deficit) for the successor period from May  8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008

F-5

Consolidated Statements of Cash Flows for the successor period from May  8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008

F-9

Notes to Consolidated Financial Statements	F-10

Schedule II—Valuation and Qualifying Accounts	F-37

Report of Independent Registered Public Accounting Firm

Board of Directors

American Renal Holdings Inc.

We have audited the accompanying consolidated balance sheets of American Renal Holdings Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2010 (successor entity) and December 31, 2009 (predecessor entity), and the related consolidated statements of operations, changes in equity, and cash flows for the period May 8, 2010 through December 31, 2010 (successor period) and the related consolidated statements of operations, changes in deficit, and cash flows for the period January 1, 2010 through May 7, 2010, and for each of the two years in the period ended December 31, 2009 (predecessor periods). Our audits of the basic financial statements included the financial statement schedule listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Renal Holdings Inc. and subsidiaries as of December 31, 2010 (successor entity) and 2009 (predecessor entity), and the results of their operations and their cash flows for the period May 8, 2010 through December 31, 2010 (successor period) and for the period January 1, 2010 through May 7, 2010, and for each of the two years in the period ended December 31, 2009 (predecessor periods) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 31, 2011

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor	Predecessor
	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,239	$29,179
Accounts receivable, less allowance for doubtful accounts of $1,498 and $8,165 at December 31, 2010 and 2009, respectively	51,431	45,654
Inventories	2,331	2,294
Prepaid expenses and other current assets	4,849	2,366
Income tax receivable	1,458	—
Deferred tax asset	9,138	4,845

Total current assets	87,446	84,338
Property and equipment, net	62,742	59,405
Deferred financing costs, net	4,973	1,044
Intangible assets, net	38,511	1,418
Other long-term assets	1,592	3,319
Goodwill	501,790	24,198

Total assets	$697,054	$173,722

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$21,401	$18,158
Accrued compensation and benefits	8,909	7,170
Accrued expenses and other current liabilities	19,613	15,646
Amount due to sellers	5,083	—
Current portion of long-term debt	4,096	14,309
Current portion of capital lease obligations	48	334

Total current liabilities	59,150	55,617
Long-term debt, less current portion	245,594	64,261
Capital lease obligations, less current portion	162	214
Other long-term liabilities	2,881	7,664
Deferred tax liabilities	13,807	4,548
Series X mandatorily redeemable preferred stock	—	62,799
Commitments and contingencies (notes K and P)
Noncontrolling interests subject to put provisions	44,236	38,431
Equity (Deficit):
Series A convertible preferred stock, $.001 par value, 7,300,000 shares authorized, issued and outstanding at December 31, 2009 (liquidation value of $74,322 at December 31, 2009)	—	7
Series B convertible preferred stock, $.001 par value, 10,700,000 shares authorized; 2,675,000 shares issued and outstanding at December 31, 2009 (liquidation value of $18,524 at December 31, 2009)	—	3
Common stock, $.0005 par value, 39,982,000 shares authorized at December 31, 2009; 1,330,250 shares issued and 1,083,350 shares outstanding at December 31, 2009; 1,000 shares (no par value) authorized, issued and outstanding at December 31, 2010	—	1
Additional paid-in capital	188,347	23,704
Notes receivable from stockholders	—	(735)
Accumulated deficit	(9,763)	(97,784)
Treasury stock, at cost, 246,900 common shares held at December 31, 2009 and no shares held at December 31, 2010	—	(1,065)

Total American Renal Holdings Inc. equity (deficit)	178,584	(75,869)
Noncontrolling interests not subject to put provisions	152,640	16,057

Total equity (deficit)	331,224	(59,812)

Total liabilities and equity (deficit)	$697,054	$173,722

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Successor	Predecessor
	May 8, 2010 through December 31, 2010	January 1, 2010 through May 7, 2010	Year ended December 31,
			2009	2008
Net operating revenues	$202,761	$102,094	$262,989	$217,777
Operating expenses:
Patient care costs	130,558	66,042	170,826	141,810
General and administrative	22,517	10,016	24,819	19,944
Merger and transaction-related costs	15,783	7,378	—	—
Depreciation and amortization	10,746	4,429	12,127	9,777
Provision for (recoveries of) uncollectible accounts	1,915	(334)	3,216	4,834

Total operating expenses	181,519	87,531	210,988	176,365

Operating income	21,242	14,563	52,001	41,412
Interest expense, net	(14,821)	(5,717)	(14,948)	(13,729)

Income before income taxes	6,421	8,846	37,053	27,683
Income tax (benefit) expense	(2,260)	2,264	9,524	6,860

Net income	8,681	6,582	27,529	20,823
Less: Net income attributable to noncontrolling interests	(18,444)	(9,266)	(22,391)	(17,179)

Net (loss) income attributable to American Renal Holdings Inc.	$(9,763)	$(2,684)	$5,138	$3,644

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Deficit

(in thousands, except share and per share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Deficit													Non- controlling interests not subject to put provisions	Compre- hensive Income
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Notes Receivable from Stock- holders	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Loss	Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Cost
Predecessor
Balance at December 31, 2007	$31,554	7,300,000	$7	2,675,000	$3	285,000	$1	5,000	$(8)	$28,607	$—	$(106,566)	$(200)	$(78,156)	$7,589
Comprehensive income:
Interest rate swap, net of tax		—	—	—	—	—	—	—	—	—	—	—	200	200		$200
Net income	4,908	—	—	—	—	—	—	—	—	—	—	3,644	—	3,644	12,271	20,823

Total comprehensive income																$21,023

Issuance of common stock		—	—	—	—	185,000	—	—	—	697	(697)	—	—	—
Purchase of common stock for treasury		—	—	—	—	—	—	183,900	(783)	—	—	—	—	(783)
Stock options exercised		—	—	—	—	592,500	—	—	—	170	—	—	—	170
Excess tax benefits from stock awards exercised		—	—	—	—	—	—	—	—	351	—	—	—	351
Interest due from note receivable		—	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Stock-based compensation expense		—	—	—	—	—	—	—	—	1,482	—	—	—	1,482
Distributions to noncontrolling interests	(5,602)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,806)
Contributions from noncontrolling interests	109	—	—	—	—	—	—	—	—	—	—	—	—	—	861
Sales and assumptions of additional noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)
Changes in fair value of noncontrolling interests	3,912	—	—	—	—	—	—	—	—	(3,912)	—	—	—	(3,912)

Balance at December 31, 2008	$34,881	7,300,000	$7	2,675,000	$3	1,062,500	$1	188,900	$(791)	$27,395	$(713)	$(102,922)	$—	$(77,020)	$7,841

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Deficit — (Continued)

(in thousands, except share and per share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Notes Receivable from Stock- holders	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Cost
Balance at December 31, 2008	$34,881	7,300,000	$7	2,675,000	$3	1,062,500	$1	188,900	$(791)	$27,395	$(713)	$(102,922)	$(77,020)	$7,841
Net income	5,100	—	—	—	—	—	—	—	—	—	—	5,138	5,138	17,291
Issuance of common stock		—	—	—	—	267,750	—	—	—	96	—	—	96
Purchase of common stock for treasury		—	—	—	—	—	—	58,000	(274)	—	—	—	(274)
Adjustment for tax benefits from stock awards exercised		—	—	—	—	—	—	—	—	(204)	—	—	(204)
Interest due from note receivable		—	—	—	—	—	—	—	—	—	(22)	—	(22)
Stock-based compensation expense		—	—	—	—	—	—	—	—	1,135	—	—	1,135
Distributions to noncontrolling interests	(5,618)	—	—	—	—	—	—	—	—	—	—	—	—	(15,476)
Contributions from noncontrolling interests	292	—	—	—	—	—	—	—	—	—	—	—	—	1,303
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	5,098
Purchases of noncontrolling interests	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in fair value of noncontrolling interests	4,718	—	—	—	—	—	—	—	—	(4,718)	—	—	(4,718)	—

Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	246,900	$(1,065)	$23,704	$(735)	$(97,784)	$(75,869)	$16,057

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Deficit — (Continued)

(in thousands, except share and per share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	$(735)	246,900	$(1,065)	$23,704	$(97,784)	$(75,869)	$16,057
Net income (loss)	1,942	—	—	—	—	—	—	—	—	—	—	(2,684)	(2,684)	7,324
Issuance of common stock	—	—	—	—	—	328,490	—	—	—	—	7	—	7
Adjustment for tax benefits from stock awards exercised	—	—	—	—	—	—	—	—	—	—	9,140	—	9,140
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	219
Distributions to noncontrolling interests	(2,487)	—	—	—	—	—	—	—	—	—	—	—	—	(8,907)
Contributions from noncontrolling interests	128	—	—	—	—	—	—	—	—	—	—	—	—	422
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	98
Sales of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)	626
Purchases of noncontrolling interests	(1,183)	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in fair value of noncontrolling interests	6,668	—	—	—	—	—	—	—	—	—	(6,668)	—	(6,668)	—

Balance at May 7, 2010	$43,499	7,300,000	$7	2,675,000	$3	1,658,740	$1	$(735)	246,900	$(1,065)	$26,152	$(100,468)	$(76,105)	$15,620

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Successor Entity Acquisition transaction	—	(7,300,000)	(7)	(2,675,000)	(3)	(1,658,740)	(1)	735	(246,900)	1,065	(26,152)	100,468	76,105	139,900

Successor Entity Opening Balances	$43,499	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$155,520
Capital contribution	—	—	—	—	—	1,000	—	—	—	—	186,433	—	186,433	—
Net income (loss)	4,478	—	—	—	—	—	—	—	—	—	—	(9,763)	(9,763)	13,966
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	369	—	369
Parent capital costs	—	—	—	—	—	—	—	—	—	—	(137)	—	(137)
Distributions to noncontrolling interests	(4,598)	—	—	—	—	—	—	—	—	—	—	—	—	(14,705)
Contributions from noncontrolling interests	395	—	—	—	—	—	—	—	—	—	—	—	—	1,801
Acquisitions of noncontrolling interests	310	—	—	—	—	—	—	—	—	—	—	—	—	445
Sales of noncontrolling interests	40	—	—	—	—	—	—	—	—	—	251	—	251	—
Purchases of noncontrolling interests	(245)	—	—	—	—	—	—	—	—	—	1,788	—	1,788	(4,387)
Change in fair value of noncontrolling interests	357	—	—	—	—	—	—	—	—	—	(357)	—	(357)	—

Balance at December 31, 2010	$44,236	—	$—	—	$—	1,000	$—	—	$—	$—	$188,347	$(9,763)	$178,584	$152,640

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
			Year Ended December
	May 8 through December 31, 2010	January 1 through May 7, 2010	2009	2008
Operating activities
Net income	$8,681	$6,582	$27,529	$20,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,746	4,429	12,127	9,777
Amortization of deferred financing costs	973	205	1,212	611
Stock-based compensation expense	4,311	219	1,135	1,482
Excess tax benefit for stock options exercised, net	—	—	204	(351)
Change in deferred taxes	(2,652)	1,130	(108)	1,117
Accrued interest on obligations under financing agreements	—	—	377	300
Non-cash change related to interest rate swap	—	—	—	200
Accrued interest on obligations under Series X preferred stock agreement	—	3,137	8,069	7,268
Gain on nonmonetary exchange	(339)	(114)	(611)	(542)
Non-cash rent charges	838	186	822	1,161
Loss (gain) on disposal of assets	—	—	18	(66)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,311)	(2,465)	(5,439)	(7,661)
Decrease (increase) in inventories	285	(6)	(316)	4,274
(Increase ) decrease in prepaid expenses and other current assets	(289)	(1,529)	4,040	(2,573)
Decrease (increase) in other assets	3,388	23	(424)	(2,023)
Increase (decrease) in accounts payable	4,097	(855)	67	(216)
Increase (decrease) in accrued compensation and benefits	953	754	(236)	1,049
(Decrease) increase in accrued expenses and other current liabilities	(3,351)	(6,331)	4,389	1,435
Increase (decrease) in other liabilities	1,613	(70)	(1,524)	947

Net cash provided by operating activities	25,943	5,295	51,331	37,012
Investing activities
Purchases of property and equipment	(13,804)	(4,904)	(15,067)	(21,254)
Cash paid for acquisitions of dialysis centers	(1,332)	(102)	(3,964)	—
Proceeds from divestiture of dialysis center	—	—	—	507
Cash paid for predecessor entity, net of cash acquired.	(249,716)	56	—	—

Net cash used in investing activities	(264,852)	(4,950)	(19,031)	(20,747)
Financing activities
Proceeds from borrowings	—	—	1,184	17,363
Payments on long-term debt	(65,896)	(5,391)	(12,001)	(7,952)
Payments on capital lease obligations	(90)	(249)	(663)	(675)
Proceeds from issuance of common stock	161,732	8	96	170
Purchase of treasury stock	—	—	(274)	(783)
Excess tax benefits from stock options exercised, net	—	—	(204)	351
Issuance of debt	248,200	—	—	—
Debt issuance costs	(11,291)	—	—	—
Payoff of Series X mandatorily redeemable preferred stock	(68,088)	—	—	—
Distributions to noncontrolling interests	(19,303)	(11,394)	(21,094)	(18,408)
Contributions from noncontrolling interests	2,196	550	1,595	970
Purchases of noncontrolling interests	(2,844)	(1,183)	(942)	(678)
Proceeds from sales of additional noncontrolling interests	291	376	—	—

Net cash provided by (used in) financing activities	244,907	(17,283)	(32,303)	(9,642)

Net increase (decrease) in cash and cash equivalents	5,998	(16,938)	(3)	6,623
Cash and cash equivalents at beginning of period	12,241	29,179	29,182	22,559

Cash and cash equivalents at end of period	$18,239	$12,241	$29,179	$29,182

Supplemental disclosure of cash flow information
Cash paid for income taxes	$4,847	$3,340	$7,125	$7,361
Cash paid for interest	11,631	2,506	5,572	5,651
Supplemental disclosure of non-cash financing activities
Issuance of common stock in exchange for long-term notes	—	—	—	697
Issuance of notes and amounts due to sellers in connection with acquisitions	1,409	—	1,341	—
Noncontrolling interest in net assets of acquisitions	755	98	5,098	—

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

NOTE A—MERGER AND PRESENTATION

On March 22, 2010, American Renal Holdings Inc. (“ARH” or “the Company”) entered into a Contribution and Merger Agreement (the “Merger Agreement”) with American Renal Associates Holdings, Inc. (formerly C.P. Atlas Holdings, Inc., the “Parent”), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and Pamlico Capital I, LLC (formerly known as Wachovia Capital Partners GP I, LLC), pursuant to which C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent.

American Renal Holdings Intermediate Company, LLC is an entity formed in the Merger and prior to the Merger had no assets or liabilities other than the shares of CP Atlas Acquisition Corp. and its rights and obligations under and in connection with the Merger Agreement. As a result of the Merger, all of ARH’s issued and outstanding capital stock became owned by American Renal Holdings Intermediate Company, LLC which is American Renal Holdings Intermediate Company, LLC’s only asset. As such, the consolidated financial statements of American Renal Holdings Intermediate Company, LLC are identical to the consolidated financial statements of ARH.

The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments for working capital, indebtedness, certain specified liabilities and certain tax savings. The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P. and its affiliates (“Centerbridge”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.” See Note I for a summary of the terms of the Senior Secured Notes.

A reconciliation of the base price to the acquisition-date fair value of consideration is as follows:

Base Price	$415,000
Adjustment for cash and working capital	11,233
Acquisition-related deferred consideration	17,015
Post-combination service compensation	(4,035)

Acquisition-date fair value of consideration	$439,213

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010 and the financial reporting periods are presented as follows:

•

The year ended December 31, 2010 includes the predecessor period of the Company from January 1, 2010 through May 7, 2010 and the successor period, reflecting the Merger of ARH and Parent, from May 8, 2010 through December 31, 2010.

•

The 2009 periods presented are predecessor. The consolidated financial statements for all predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the successor are not comparable to periods preceding the Merger.

Total fees and expenses related to the Transactions aggregated approximately $28.5 million consisting of $23.2 million of acquisition costs and $5.3 million of deferred financing costs. Of the $23.2 million, $7.4 million was recognized in the predecessor period and $15.8 million was recognized in the successor period.

The Merger has been accounted for under the acquisition method of accounting, whereby the purchase price was allocated to the assets, liabilities and noncontrolling interests based on the estimated fair values on the date of acquisition. The Company has evaluated and allocated the purchase price as the appraisal associated with the valuation of certain assets, liabilities and noncontrolling interests is complete.

The Company calculated the fair value of its noncontrolling interests at the acquisition date using a discounted cash flow approach based on forecasts for all clinics. The Company utilized a weighted average cost of capital of 13.25%. The discounted cash

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

flow for each interest was then reduced by discounts for a lack of control and marketability. The lack of control discount applied was estimated at 10% as determined through an analysis of the premiums for control paid in transactions of similar companies. A discount for lack of marketability of 9% was estimated utilizing the Black-Scholes model. The application of this model was based on the following assumptions: a maturity period of 1 year, a volatility of 22.5% based on this maturity period for comparable companies, and a risk free rate of 0.38%, which also corresponds with the maturity period.

A reconciliation of the final closing consolidated balance sheet of the Predecessor entity (the “Predecessor”) prior to the effect of the Transactions, including other simultaneous transactions, such as the repayment of certain indebtedness of the Predecessor and the capital contribution made by the Parent, with the beginning consolidated balance sheet of the Successor entity (the “Successor”) (after the application of the acquisition method of accounting) is presented below:

	Predecessor		Successor
	May 7, 2010	Adjustments	May 8, 2010
Assets
Current assets:
Cash and cash equivalents	$12,241	$—	$12,241
Accounts receivable, net	48,119	—	48,119
Inventories	2,300	—	2,300
Prepaid expenses and other current assets	3,606	—	3,606
Deferred transaction costs	—	18,982	18,982
Income tax receivable	11,706	1,595	13,301
Deferred tax assets	3,429	593	4,022

Total current assets	81,401	21,170	102,571
Property and equipment, net
Land and buildings	1,692	(250)	1,442
Leasehold improvements	55,859	(27,948)	27,911
Equipment and information systems	43,640	(20,647)	22,993
Construction in progress	3,047	—	3,047

	104,238	(48,845)	55,393
Less: accumulated depreciation and amortization	(44,338)	44,338	—

	59,900	(4,507)	55,393
Deferred financing costs, net	882	4,323	5,205
Intangible assets, net	1,408	39,081	40,489
Other long-term assets	3,287	(2,012)	1,275
Goodwill	33,157	467,935	501,092

Total assets	$180,035	$525,990	$706,025

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$17,304	$—	$17,304
Accrued compensation and benefits	7,924	—	7,924
Accrued expenses and other current liabilities	20,523	(6,911)	13,612
Amount due to sellers	—	17,016	17,016
Current portion of long-term debt	13,148	(9,678)	3,470
Current portion of capital lease obligations	105	—	105

Total current liabilities	59,004	427	59,431
Long-term debt, less current portion	60,030	188,556	248,586
Capital lease obligations, less current portion	195	—	195
Other long-term liabilities	7,595	(6,331)	1,264
Deferred tax liabilities	4,261	6,836	11,097
Series X mandatorily redeemable preferred stock	65,936	(65,936)	—
Noncontrolling interests subject to put provisions	43,499	—	43,499
Equity (deficit):
Additional paid-in capital	26,152	160,281	186,433
Accumulated deficit	(100,468)	100,468	—
Other stockholders’ deficit	(1,789)	1,789	—

Total American Renal Holdings Inc. equity (deficit)	(76,105)	262,538	186,433
Noncontrolling interests not subject to put provisions	15,620	139,900	155,520

Total equity (deficit)	(60,485)	402,438	341,953

Total liabilities and equity (deficit)	$180,035	$525,990	$706,025

Goodwill in the predecessor entity as of May 7, 2010 was $33,157 of which $8,813 represented payments made in advance of the Merger to finance a portion of the Merger’s consideration.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

As a result of the Merger, the Company initially recorded approximately $503.3 million of goodwill. In the fourth quarter of 2010, the Company revised its acquisition accounting to decrease a previously recorded deferred tax liability by approximately $2.2 million. The components of this goodwill are primarily patient relationships and our assembled work force. The goodwill is not deductible for income tax purposes.

In the fourth quarter of 2010, the Company revised its acquisition accounting to increase noncontrolling interests subject to put provisions and to decrease noncontrolling interests not subject to put provisions by approximately $1.2 million.

Fair Value of Consideration Transferred

At the closing, American Renal Associates Holdings, Inc. made a cash payment to the former shareholders of the Company equal to the sum of the initial purchase price of $217.9 million plus $1.8 million based on an estimated working capital adjustment and other adjustments in accordance with the Merger Agreement. The final working capital adjustment was settled during the third quarter of fiscal 2010 for an additional payment of $379,000. In addition, at the close, American Renal Associates Holdings, Inc. made a cash payment to an escrow agent for $30.0 million. Based on the conditions of the escrow release, the Company has determined the release of the escrow amount is probable.

Of the $217.9 million, approximately $45.3 million was paid to the Company’s holders of stock options. In connection with the Merger, vesting was accelerated for all outstanding stock options. As a result of this acceleration, the Company determined that approximately $4.1 million of the $45.3 million payment was attributable to post-combination services and, as such, recorded as an expense in the successor statement of operations.

The total acquisition date fair value of the consideration transferred consisted of the following:

Cash consideration to debt holders	$63,600
Cash consideration to Series X redeemable preferred stockholders	68,088
Cash consideration to stockholders at close	249,716
Acquisition-related deferred consideration	17,015
Equity consideration to stockholders	24,089
Assumed liabilities	16,705

Acquisition-date fair value of consideration	$439,213

As set forth in the preceding table, the Company’s stockholders are entitled to certain future tax benefits realized as a result of the Merger. The Company has estimated this benefit to be $17.0 million for which a liability to the sellers was recognized. As of December 31, 2010, approximately $11.9 of this liability has been paid. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes.

In connection with the Merger, American Renal Associates Holdings, Inc. assumed $16.7 million of liabilities which consisted of $10.1 million of term loans at the Company’s clinics and $6.6 million of Merger-related transaction expenses which American Renal Associates Holdings, Inc. settled on behalf of the Company.

In connection with the Merger, the Company’s stockholders were allowed to receive shares of American Renal Associates Holdings, Inc. in exchange for foregoing cash payments. The fair value of the shares issued in connection with such payments were approximately $24.1 million.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of ARH and its wholly-owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the reported amounts in the consolidated financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon ongoing actual experience, trends, or subsequent settlements and realizations, depending on the nature and predictability of the estimates and contingencies.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition (contractual allowances) and provisions for uncollectible accounts, impairments and valuation adjustments, the useful lives of property and equipment, fair value measurements, accounting for income taxes, acquisition accounting valuation estimates and stock-based compensation. Specific risks and contingencies related to these estimates are further addressed within the notes to the consolidated financial statements.

Net Operating Revenues and Allowance for Doubtful Accounts

Net operating revenues are recognized as services are provided to patients and consist primarily of reimbursement for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at predetermined net realizable rates per treatment that are established by statute or regulation. Revenue for contracted payors is recorded at contracted rates and other payors are billed at usual and customary rates, and a contractual allowance is recorded to reflect the expected net realizable revenue for services provided. Contractual allowances, along with provisions for uncollectible amounts, are estimated based upon contractual terms, regulatory compliance, and historical collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews, and other matters.

Net operating revenues associated with patients whose primary coverage is under governmental programs, including Medicare and Medicaid, Veterans Administration, and Medicare or Medicaid Managed Care programs, accounted for approximately 60%, 57% and 56% of total net operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Patient accounts receivable from these programs were $45,099 and $30,389 at December 31, 2010 and 2009, respectively. No other single payor accounted for more than 5% of total patient accounts receivable.

Management fees are typically determined as a percentage of the centers’ patient revenues and are included in net revenues as earned. Any costs incurred in performing these management services are recognized in general and administrative expenses. Management fees that are charged to noncontrolling shareholders are eliminated in consolidation. The noncontrolling share of expenses is included in net income attributable to noncontrolling interests.

A significant physician-prescribed pharmaceutical administered during dialysis, EPO (Erythropoietin), is provided by a sole supplier and accounted for approximately 22%, 23% and 24% of gross operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Although the Company currently receives discounted prices for EPO, the supplier has unilateral pricing discretion, and in the future, the Company may not be able to achieve the same cost levels historically obtained.

During the period from January 1, 2010 through May 7, 2010, the Company determined that it had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating Medicare bad debt cost recoveries. As such, the Company revised its estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for uncollectible accounts in this period.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents.

Fair Value Measurements

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities and noncontrolling interests. The Company also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Inventories

Inventories are stated at the lower of cost (first in, first out) or market, and consist principally of pharmaceuticals and dialysis-related supplies.

Property and Equipment

For the Successor, property and equipment were adjusted to fair value as of May 8, 2010 and are currently stated at fair value less accumulated depreciation through the period December 31, 2010. Depreciation is being recorded over the remaining useful lives. Property and equipment acquired after May 7, 2010, is stated at cost with depreciation calculated sing the straight-line method over their estimated useful lives as follows:

Buildings	39 years
Leasehold improvements	Shorter of lease term or useful lives
Equipment and information systems	3 to 7 years

For the Predecessor, property and equipment were stated at cost and depreciated using the straight-line method over the estimated useful lives presented in the preceding table.

Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred. The Company capitalizes interest on funds borrowed to finance facility construction. Interest capitalized was $49 and $328 during 2009 and 2008, respectively. No interest was capitalized during 2010.

Deferred Financing Costs

Costs incurred in connection with debt issuances have been deferred, and are being amortized using the effective interest method over the term of the related instrument as interest expense.

Amortizable Intangible Assets

Amortizable intangible assets include a right of first refusal waiver, noncompete agreements and certificates of need. Each of these assets is amortized on a straight-line basis over the term of the agreement, which is generally five years.

Goodwill

The excess of aggregate purchase price, including assumed liabilities, over the fair value of the net tangible and specifically identifiable intangible assets acquired in business combinations is recorded as goodwill. Goodwill is not amortized, but is required to be assessed for possible impairment as circumstances warrant, but at least annually. The Company assesses goodwill for impairment as of October 1st.

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. For impairment testing purposes, the Company’s individual clinics qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. No impairment of goodwill or indefinite lived intangible assets was identified in 2010 and 2009.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and finite-lived intangibles, except for goodwill. In the event that facts and circumstances indicate that these assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value is required. No long-lived assets were identified as impaired in 2010 and 2009.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities between reporting periods. A valuation allowance is established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

The Company’s income tax provision relates to its share of pre-tax income from its majority-owned subsidiaries as these entities are all pass-through entities for tax purposes. Accordingly, the Company does not incur tax on the share of pre-tax income attributable to noncontrolling interests.

The Company recognizes a tax position in its financial statements when that tax position, based solely upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Company recognizes interest and penalties related to unrecorded tax positions in its income tax expense.

Noncontrolling Interests

Noncontrolling interests represent the proportionate equity interests of other partners in the Company’s consolidated subsidiaries, which are not wholly owned. Effective January 1, 2009, the Company was required to treat noncontrolling interests not subject to put provisions as a separate component of equity, but apart from the Company’s equity, and not as a liability or other item outside of equity. The Company was also required to identify and present consolidated net income attributable to the Company and to noncontrolling interests on the face of the consolidated statement of operations. In addition, changes in the Company’s ownership interest while the Company retains a controlling financial interest are accounted for as equity transactions. The Company was also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and a schedule showing the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company. This change did not have a material impact on the Company’s consolidated financial statements; however, it did change the presentation of minority interests (noncontrolling interests) in the Company’s consolidated financial statements. In conjunction with adopting these requirements, the Company was required to classify member interests with redemption features that are not solely within the Company’s control, such as the Company’s noncontrolling interests that are subject to put provisions, outside of permanent equity and to measure these noncontrolling interests at fair value. Changes in the fair value of noncontrolling interests subject to put provisions are accounted for as equity transactions. See Note H for further details.

Stock-Based Compensation

The Company measures and recognizes the cost for all share-based awards made to employees and directors, including stock options, stock appreciation rights, stock units, and discounted employee stock purchases. The Company’s stock-based compensation awards are measured at their estimated grant-date fair value and recognized as compensation expense on the straight-line method over their requisite service periods. For performance awards whose vesting is contingent upon liquidity events, we defer all stock-based compensation until the consummation of a liquidity event. The amount of compensation cost recognized in the consolidated statements of operations is based on the awards that are ultimately expected to vest, and therefore, is reduced for forfeitures.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 820, Fair Value Measurements and Disclosures—Improving Disclosures About Fair Value Measurements. The Accounting Standards Update (“ASU”) requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures became effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

In August 2010, the FASB issued guidance that requires health care entities to use cost as the measurement basis for charity care disclosures and defines cost as the direct and indirect costs of providing charity care. The amended disclosure requirements are effective for fiscal years beginning after December 15, 2010 and must be applied retrospectively. The Company will adopt the amended disclosure requirements for their fiscal year beginning January 1, 2011. Since the new guidance amends disclosure requirements only, its adoption will not impact the Company’s statement of financial position, statement of operations, or cash flow statement. In addition, charity care, as defined, provided by the Company is not significant and will not have a material impact on the financial statement disclosures.

In August 2010, the FASB issued ASU 2010-24 to address how health care entities should account for medical malpractice claims and related anticipated insurance recoveries. The new guidance, which amends ASC 954-450, Contingencies, and ASC 954-720, Other Expenses, also applies to similar contingent liabilities. Under the new guidance, health care entities are prohibited from presenting claim liabilities net of insurance recoveries. Further, the guidance requires health care entities to disregard insurance

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

recoveries when measuring the amount of a claim liability. However, a related insurance receivable should be recorded concurrently with the liability, subject to a valuation allowance, if necessary. The new guidance is effective beginning January 1, 2011. In the period of adoption, entities must recognize in opening retained earnings any cumulative-effect adjustment resulting from the application of the new guidance. Entities may apply the new guidance retrospectively, and early application is permitted. The Company is currently assessing the impact this may have on its consolidated financial statements.

NOTE C—ACQUISITIONS

The Company periodically acquires assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from the respective acquisition dates.

All acquisitions occurring after January 1, 2009 are required to be accounted for under the acquisition method (previously referred to as the purchase method). Under this method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Transaction costs are excluded from the acquisition cost and are expensed as incurred. Under accounting standards in effect prior to January 1, 2009, noncontrolling interests in the acquiree were recorded at historical cost and transaction costs were included in the acquisition cost.

Periods January 1, 2010 through May 7, 2010 (predecessor) and May 8, 2010 through December 31, 2010 (successor)

On February 1, 2010, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in the assets of a home treatment program in Ohio for cash. The Company has a 51% interest in each of the partnership.

On September 1, 2010, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in the assets of a dialysis center in Massachusetts for cash. The Company has a 51% interest in the partnership.

On December 1, 2010, the Company entered into three joint ventures with a nephrologist to acquire a controlling interest in the assets of three dialysis centers in South Carolina for cash. The Company has an 80% interest in each of the three partnerships.

The purchase price, on a combined basis for all acquisitions consummated in 2010, was allocated preliminarily as follows:

	Successor	Predecessor
Property and equipment	$2,159	$15
Inventory and other assets	370	23
Noncompete agreements	332	16
Goodwill	666	146
Less liabilities assumed	(31)	—
Less noncontrolling interest in net assets acquired	(755)	(98)

Purchase price (successor includes balance due to sellers of $1,409)	$2,741	$102

Fiscal Year 2009

On May 1, 2009, the Company entered into three joint ventures with nephrologists to acquire a controlling interest in the assets and assume certain liabilities of three dialysis centers in Georgia for cash and notes payable. The Company has a 51% interest in each of the three joint ventures.

On July 29, 2009, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in the assets and assume certain liabilities of a dialysis center in Michigan for cash. The Company has a 51% interest in the joint venture.

The purchase price, on a combined basis for both acquisitions consummated in 2009, was allocated preliminarily as follows:

Accounts receivable	$1,182
Other receivables and supplies	462
Property and equipment	1,433
Noncompete agreements	593
Goodwill	8,436
Less liabilities assumed	(1,703)
Less noncontrolling interest in net assets acquired	(5,098)

Purchase price (including notes to sellers of $1,341)	$5,305

The goodwill for the 2010 and 2009 acquisitions is deductible for income tax purposes. The weighted average amortization period for the acquired noncompete agreements is ten years.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Fiscal Year 2008

On January 1, 2008, the Company purchased an additional 8% membership interest from a noncontrolling interest partner. After the purchase of this interest, the Company has a 59% interest in this subsidiary. The consideration paid in excess of the seller’s book value in the amount of $604 was recorded as goodwill.

Changes in the book value of goodwill in 2010 and 2009 were as follows:

	2010	Predecessor 2009
Balance at January 1	$24,198	$15,762
Acquisition of dialysis center (predecessor)	146	—
Reversal at Merger date	(24,344)	—
Merger related	503,370	—
Post-merger revision for correction of deferred tax liability	(2,246)	—
Acquisitions of dialysis centers (successor)	666	8,436

Balance at December 31	$501,790	$24,198

NOTE D—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are classified and disclosed in one of the following three categories:

Level 1: Financial instruments with unadjusted, quoted prices listed on active market exchanges. The Company’s Level 1 assets include cash equivalent investments held in money market funds.

Level 2: Financial instruments determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Financial instruments not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description for the valuation methodologies used for assets and liabilities measured at fair value. There were no changes in the methodologies used at December 31, 2010 and 2009.

The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Company estimates the fair value of the Senior Secured Notes at $255,000 as of December 31, 2010.

Cash equivalent—The cash equivalent represents investments in a money market fund and U.S. government obligations which are recorded at fair value based on their quoted market prices.

Noncontrolling interest subject to put provisions—See Note H to the consolidated financial statements for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put obligations.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,236	$—	$—	$44,236

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$9,506	$9,506	$—	$—

Temporary Equity
Noncontrolling interests subject to put provisions	$38,431	$—	$—	$38,431

NOTE E—PROPERTY AND EQUIPMENT

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Property and equipment consist of the following at December 31:

	Successor 2010	Predecessor 2009
Land	$613	$380
Buildings	1,063	1,312
Leasehold improvements	35,067	54,045
Equipment and information systems	29,244	43,669
Construction in progress, new centers	5,024	2,250

	71,011	101,656
Less accumulated depreciation	(8,269)	(42,251)

	$62,742	$59,405

Depreciation of property and equipment totaled $8,269 for the successor period from May 8, 2010 through December 31, 2010 and $4,341 for the predecessor periods from January 1, 2010 through May 7, 2010, $11,897 in 2009 and $9,548 in 2008. Included in construction in progress for the Company’s new centers are items related to property and equipment during the development stage of new dialysis clinics.

During 2006, the Company exchanged old dialysis machines for new dialysis machines, which qualified as a nonmonetary asset exchange. The assets received in the exchange were accounted for using fair value and resulted in a deferred gain of $2,391. A purchase agreement with this vendor for dialysis supplies was revised in contemplation of this nonmonetary exchange of assets. As of December 31, 2010 and 2009, $0 and $324, respectively, of the unrecognized gain was deferred related to additional dialysis supplies purchases on this contract. The gain recognized as a reduction to patient care costs for the successor period May 8, 2010 through December 31, 2010 was $162 and $162 for the predecessor periods from January 1, 2010 through May 7, 2010, $611 in 2009 and $542 in 2008.

NOTE F—DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

Deferred financing costs and intangible assets consist of the following at December 31:

	Successor	Predecessor
	2010	2009
Deferred financing costs	$6,291	$2,347
Less accumulated amortization	(1,318)	(1,303)

	$4,973	$1,044

Intangible assets:
Noncompete agreements	$19,156	$1,794
Other intangible assets	495	426

	19,651	2,220
Less accumulated amortization	(2,474)	(802)

Net intangible assets subject to amortization	17,177	1,418
Indefinite-lived trademarks	21,334	—

	$38,511	$1,418

Amortization of amortizable intangible assets totaled $2,474 for the successor period from May 8, 2010 through December 31, 2010 and $89 for the predecessor periods January 1, 2010 through May 7, 2010, $231 in 2009 and $230 in 2008. Amortization expense for deferred financing costs totaled $972 for the successor period from May 8, 2010 through December 31, 2010 and $205 for the predecessor periods January 1, 2010 through May 7, 2010, $585 in 2009 and $611 in 2008, and is included as part of interest expense. In connection with the amendment of certain loans during 2009, the Company expensed the remaining unamortized deferred financing costs of $627 associated with these loans.

The estimated annual amortization expense related to amortizable intangible assets is as follows for the years ending December 31:

2011	$3,930
2012	3,930
2013	3,930
2014	3,930
2015	1,457

$17,177

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

NOTE G—ACCRUED EXPENSES

Accrued compensation and benefits consist of the following at December 31:

	Successor	Predecessor
	2010	2009
Accrued payroll	$5,195	$4,038
Other	3,714	3,132

	$8,909	$7,170

Accrued expenses and other current liabilities consist of the following at December 31:

	Successor	Predecessor
	2010	2009
Payor refunds and retractions	$15,024	$9,928
Other	4,589	5,718

	$19,613	$15,646

NOTE H—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value. The methodology the Company used to estimate the fair value of the noncontrolling interests subject to these put provisions assumes an average multiple of earnings, based on historical earnings and other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

As of December 31, 2010 and 2009, the Company’s potential obligations under these put provisions totaled approximately $35,827 and $29,295, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of December 31, 2010 and 2009, the Company’s potential additional obligations under these put provisions were approximately $8,409 and $9,136, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

During 2010, the Company purchased the following additional membership interests from noncontrolling interest partners, including purchases not subject to put provisions. These purchases have been accounted for as equity transactions.

Membership interest	Successor	Predecessor
7.5% during predecessor period	$—	$870
3.8% during predecessor period	—	168
3.5% during predecessor period	—	145
5.4% during successor period	234	—
10.0% during successor period	1,880	—
24.5% during successor period	463	—
3.8% during successor period	138	—
2.3% during successor period	129	—

	$2,844	$1,183

During 2009, the Company purchased an additional 7.5% membership interest from a noncontrolling interest partner for $942. This purchase has been accounted for as an equity transaction.

NOTE I—LONG-TERM DEBT

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Long-term debt consists of the following at December 31:

	Successor 2010	Predecessor 2009
Senior secured notes issued May 7, 2010, interest payable semi-annually at a fixed rate of 8.375% with a balloon payment due May 15, 2018	$250,000	$—
Term loan A, principal payments of $550 and interest at variable rates (8.50% as of December 31, 2009) payable quarterly through December 2010, repaid in May 2010 in connection with the Transactions	—	2,750
Term loan D, principal payments of $45 and interest at variable rates (8.50% as of December 31, 2009) payable quarterly through September 2011, with a $39,010 balloon payment due December 2011, repaid in May 2010 in connection with the Transactions	—	39,325
Term loans, principal payments of $25 and interest at variable monthly rates (1.80% as of December 31, 2010) payable monthly through November 2011, with a balloon payment of $1,983 due December 2011	1,770	2,065
Term loans, principal payments of $9 and interest at variable rates (2.29% as of December 31, 2010) through May 2014, with a $536 balloon payment due May 2014	893	1,001
Term loans, principal and interest payable monthly at rates between 3.85% and 8.67% over varying periods through December 2013	4,072	29,802
Mortgage payable, principal and interest due monthly through February 2012 at a rate of 7%, repaid in May 2010 in connection with the Transactions	—	509
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	207	268
Lines of credit, variable interest (4.25% as of December 31, 2010), due monthly through January 2011, convertible to term loans payable over an additional term of 36 months through January 2014	200	2,850

	257,142	78,570
Less: discounts and fees, net of accumulated amortization	(7,452)	—
Less current maturities	(4,096)	(14,309)

	$245,594	$64,261

Scheduled maturities of long-term debt are as follows for the years ending December 31:

2011	$4,096
2012	1,563
2013	891
2014	592
2015	—
Thereafter	250,000

$257,142

Senior Secured Notes

In connection with the Transactions, the Company issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of our wholly owned subsidiary guarantors. The Notes are guaranteed by the Company’s direct parent, American Renal Holdings Intermediate Company, LLC which owns 100% of the Company’s common stock and has no assets or operations apart from its ownership of the Company. The Notes are guaranteed on a joint and several basis by our direct parent company and all of our existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum, commencing November 15, 2010.

On or after May 15, 2015, the Company may redeem the Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest. From May 15, 2013 to May 14, 2015, the Company may redeem the Notes at prices ranging from 102.094% to 104.188% of the aggregate principal balance of the Notes plus accrued and unpaid interest prior to May 15, 2013, the Company has the option to redeem during each 12-month period commencing on the issue date of May 7, 2010 up to 10% of the aggregate principal amount of the notes at 103% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes before May 15, 2013, with the net cash proceeds from certain equity offerings at 108.375% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest. The Company may also redeem some or all of the Notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, the Company must offer to purchase the Notes at 101% of the principal amount, plus accrued interest to the purchase date.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Credit Facility

In connection with the Transactions, the Company entered into a $25.0 million Senior Secured Revolving Credit Facility (the Credit Facility). The Credit Facility expires on May 7, 2015. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. The Company is subject to leverage and fixed charge financial covenants under the Credit Facility as set forth below.

We have agreed that beginning on September 30, 2010, we will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period to be greater than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	5.75:1.00
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

We have also agreed that beginning on September 30, 2010, we will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period to be lower than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	1.80:1.00
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

As of December 31, 2010, there were no borrowings outstanding under the Credit Facility and the Company is in compliance with its covenants.

NOTE J—OTHER LIABILITIES

Other liabilities consist of the following at December 31:

	Successor 2010	Predecessor 2009
Deferred gain from nonmonetary asset exchange	$—	$324
Deferred straight-line rent	729	3,234
Liability from tenant allowances	266	4,483
Fair value lease adjustment	1,258	—
Accrued professional liability	527	527
Other	101	110

	2,881	8,678
Less current portion of other liabilities	—	(1,014)

	$2,881	$7,664

NOTE K—LEASES

Operating Leases

The majority of the Company’s facilities are leased under noncancelable operating leases expiring in various years through 2023. Most lease agreements cover periods from five to fifteen years, and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses. The Company expenses rent using

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

the straight-line method over the lease term. Tenant allowances received from lessors are amortized over the term of the leases. Rental expense under all operating leases was $6,635 for the successor period May 8, 2010 through December 31, 2010 and $3,371 for the predecessor periods January 1, 2010 through May 7, 2010, $9,152 in 2009 and $8,242 in 2008. The Company also subleases space to related party tenants at fair values under noncancelable operating leases expiring in various years through 2023. Rental income under all subleases was $775 for the successor period May 8, 2010 through December 31, 2010 and $413 for the predecessor periods January 1, 2010 through May 7, 2010, $1,091 in 2009 and $643 in 2008.

Future minimum lease payments under non-cancelable operating leases, net of sublease receipts, as of December 31, 2010 are as follows for the years ending December 31:

	Operating Leases	Less: Sublease Receipts	Net Lease Obligation
2011	$10,938	$1,129	$9,809
2012	10,113	1,120	8,993
2013	9,396	1,097	8,299
2014	8,730	1,072	7,658
2015	7,823	999	6,824
Thereafter	33,706	7,249	26,457

	$80,706	$12,666	$68,040

Capital Leases

Capital leases are recorded as an asset and an obligation at an amount equal to the lesser of the present value of the minimum lease payments during the lease term or the fair market value of the leased asset. Assets recorded under capital leases totaled $252 and $2,804, with accumulated amortization of $59 and $1,811 at December 31, 2010 and 2009, respectively. The cost and accumulated amortization of the equipment are included in property and equipment. Amortization expense for these assets is included in depreciation and amortization expense in the consolidated statements of operations. The future minimum commitments due under capital leases, as of December 31, 2010 are as follows for the years ending December 31:

2011	$59
2012	59
2013	59
2014	59

Total minimum lease payments	236
Less portion representing interest	(26)

Present value of minimum lease payments	210
Less amount due in one year	(48)

Long-term capital lease obligations	$162

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

NOTE L—INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Successor	Predecessor
	Period from May 8 through December 31,	Period from January 1 through May 7,	Year ended December 31,
	2010	2010	2009	2008
Current:
Federal	$—	$512	$7,705	$4,372
State	392	622	1,926	1,371

	392	1,134	9,631	5,743

Deferred:
Federal	(2,534)	1,320	(22)	1,019
State	(118)	(190)	(85)	98

	(2,652)	1,130	(107)	1,117

Total (benefit) provision for income taxes	$(2,260)	$2,264	$9,524	$6,860

The significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	Successor	Predecessor
	2010	2009
Deferred tax assets:
Bad debt reserve	$1,687	$1,582
Stock-based compensation	146	1,883
Accrued expenses	168	168
Lease	796	657
Net operating loss and contribution carryforwards	232	—
Merger and transaction costs	1,627	—
Compensation related	4,279	—
Other	203	555

Total deferred tax assets	9,138	4,845
Deferred tax liabilities:
Goodwill and intangible amortization	(13,146)	(2,716)
Other	—	(84)
Depreciation	(661)	(1,748)

Total deferred tax liabilities	(13,807)	(4,548)

Net deferred tax (liabilities) assets	$(4,669)	$297

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

As of December 31, 2010, the Company has $0.5 million in federal and state loss carryforwards which expire at various dates beginning in 2015 through 2030. The income tax expense included in the accompanying consolidated statements of operations principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries. A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Successor	Predecessor
	Period from May 8 through December 31,	Period from January 1 through May 7,	Year ended December 31,
	2010	2010	2009	2008
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	2.6	3.3	4.2	3.5
Noncontrolling interests in pass-through entities	(91.3)	(37.8)	(21.3)	(21.9)
Nondeductible Series X interest expense	—	12.8	7.6	9.2
Nondeductible Transaction costs	24.5	11.9
Other permanent items, net	(6.0)	0.4	0.2	(1.0)

Effective income tax rate	(35.2%)	25.6%	25.7%	24.8%

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

In 2009, the Company recognized a liability for uncertain tax positions totaling $505 attributable to a bad debt deduction taken. This liability is expected to be paid in the next year. The resolution of this uncertain tax position will have no impact on the provision for income taxes.

NOTE M—SERIES X REDEEMABLE PREFERRED STOCK

As part of a recapitalization transaction in 2005, certain investors, including holders of Series A and Series B convertible preferred stock, purchased 40,500 shares of Series X redeemable preferred stock at $1,000 per share. Series X redeemable preferred stock accrues dividends at a rate of 12% per annum, compounding quarterly. Accrued dividends on Series X redeemable preferred stock were $24,726 at December 31, 2009. Dividends recorded during 2009 and 2008 were $7,248 and $6,447, respectively, and are included in interest expense. In connection with the 2005 recapitalization, the purchasers of the Series X redeemable preferred stock received 3,844,000 detachable common stock warrants which had an exercise price of $.005 per share. These warrants were valued at $1.50 per share ($5,747 in the aggregate), and included in additional paid-in capital in the accompanying consolidated balance sheets. These warrants were exercised in connection with the Transactions as discussed in Note A.

The allocation of proceeds to the warrants resulted in an original issue discount on the Series X redeemable preferred stock, which was being amortized through December 2012. Amortization of $821 in predecessor period was recorded in interest expense for each of the years ended December 31, 2009 and 2008, and $274 was recorded in the period January 1 to May 7.

Series X redeemable preferred stock was redeemed for $68,088 in connection with the Transactions in May 2010. The carrying value of the Series X redeemable preferred stock consisted of the following at December 31, 2009:

Series X preferred stock, $.001 par value, 43,000 shares authorized; 40,500 shares issued and outstanding at December 31, 2009	$40,500
Accrued dividends	24,726

65,226
Original issue discount, net of amortization	(2,427)

$62,799

NOTE N—PREFERRED AND COMMON STOCK

Series A Convertible Preferred Stock (Predecessor)

The Series A convertible preferred stock was initially convertible on a 2:1 basis into shares of the Company’s common stock. The Series A convertible preferred stock had a liquidation preference equal to $3.4625 per share plus any accrued and unpaid dividends (the Series A Liquidation Value), and ranked junior in priority to the Series X redeemable preferred stock and senior in priority to all other equity securities of the Company. Each share of Series A convertible preferred stock was convertible into the Company’s common stock at any time at the option of the holder thereof, and was automatically converted into the Company’s common stock upon a qualified initial public offering. The Series A convertible preferred stock accrued cumulative dividends at a rate of 10% per year compounded annually on the then-effective Series A Liquidation Value. Dividends were payable quarterly in arrears,

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

when, as, and if declared by the Board. The amount of undeclared dividends for the year ended December 31, 2009 was $6,757, and as of December 31, 2009 cumulative undeclared dividends were $23,770. The Series A preferred stock was liquidated in connection with the Transactions.

Series B Convertible Preferred Stock (Predecessor)

The Series B convertible preferred stock was initially convertible on a 2:1 basis into shares of the Company’s common stock. The Series B convertible preferred stock had a liquidation preference equal to $3.4625 per share (the Series B Liquidation Value) and ranked junior in priority to the Series X redeemable preferred stock and the Series A convertible preferred stock and senior in priority to all other equity securities of the Company. Each share of Series B convertible preferred stock was convertible into the Company’s common stock at any time at the option of the holder thereof, and shall be automatically converted into the Company’s common stock upon a qualified initial public offering. The Series B convertible preferred stock did not accumulate dividends. The Series B preferred stock was liquidated in connection with the Transactions.

Common Stock - Predecessor

Determining the fair value of the Company’s common stock required making complex and subjective judgments. The Company hired a third-party valuation firm to assist with the valuation of the common stock. The Company’s approach to valuation is based on discounted future cash flow that uses estimates of revenue, driven by assumed market quote rates and estimated costs, as well as appropriate discount rates. The Company also considers market multiples of Earnings Before Income Tax, Depreciation and Amortization (EBITDA) and third-party transactions in determining fair value.

The estimated enterprise fair value is allocated to preferred and common shares using the option-pricing method. The option-pricing method involves making estimates of the anticipated timing of a potential liquidity event, such as a sale of the Company or an initial public offering, and estimates of the volatility of the equity securities. The Company estimates volatility based on available information on volatility of stocks of publicly traded companies in its industry.

Common Stock - Successor

During the successor period from May 8, 2010 through December 31, 2010, we granted stock options to purchase 1,268,900 shares, all at an exercise price of $21.00 per share, the estimated fair value on the date of grant. The fair value was determined by our board of directors as $21.00 per share as this represented the price per share of common stock paid by American Renal Associates Holdings, Inc. in the Merger, on an as converted basis.

Stock Option Plans (Predecessor)

The Company adopted the American Renal Associates, Inc. 2000 Stock Option Plan (the 2000 Plan), under which 4,000,000 shares of the Company’s common stock were reserved for issuance to employees, directors, and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options. Stock purchase rights may also be granted under the 2000 Plan. The Board of Directors determines the period over which options become exercisable; however, except in the case of options granted to officers, directors, and consultants, options generally become exercisable at a rate of not less than 25% per year over four years from the date the options are granted. The exercise price of incentive stock options and nonstatutory stock options shall be no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date. The term of the options is ten years.

On December 16, 2005, the Company established the American Renal Holdings Inc. 2005 Equity Incentive Plan (the 2005 Plan), under which 3,659,800 shares of the Company’s common stock were reserved for issuance to employees, directors, and consultants. Options granted under the 2005 Plan may be incentive stock options or nonstatutory stock options. The Board of Directors determines the period over which options become exercisable; however, except in the case of options granted to officers, directors, and consultants, options generally become exercisable at a rate of not less than 25% per year over four years from the date the options are granted. The exercise price of incentive stock options and nonstatutory stock options shall be no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date. The term of the options is 10 years.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

The following tables summarize the activity of the Company’s stock option plans:

	Number of Options	Weighted- Average Exercise Price per Share
2000 Stock Option Plan
Outstanding at December 31, 2007	3,530,000	$0.49
Exercised	(592,500)	0.29
Canceled	(65,000)	0.77

Outstanding at December 31, 2008	2,872,500	0.52
Exercised	(265,000)	0.32
Canceled	(40,000)	0.48

Outstanding at December 31, 2009	2,567,500	0.54
Exercised	(43,750)	0.14
Converted/Rolled -over	(2,523,750)	0.55

Outstanding at May 7, 2010	—	—

Vested and exercisable at December 31, 2009	2,532,500	$0.54

Vested and exercisable at December 31, 2008	2,621,875	$0.45

From January 1, 2010 through May 7, 2010, the aggregate intrinsic value of 2000 Plan stock awards exercised was $0.2 million. In 2009, the aggregate intrinsic value of 2000 Plan stock awards exercised was $1,304. In 2008, the aggregate intrinsic value of 2000 Plan stock awards exercised was $2,904. At December 31, 2009, the aggregate intrinsic value of 2000 Plan stock awards outstanding was $12,067, and the aggregate intrinsic value of exercisable 2000 Plan stock awards was $11,903.

	Number of Options	Weighted- Average Exercise Price per Share
2005 Stock Option Plan
Outstanding at December 31, 2007	2,734,550	$3.52
Granted	192,500	3.99
Canceled	(48,750)	3.87

Outstanding at December 31, 2008	2,878,300	3.55
Granted	707,500	5.04
Exercised	(2,500)	4.19
Canceled	(140,000)	4.07

Outstanding at December 31, 2009	3,443,300	3.83
Canceled	(12,750)	4.93
Converted/Rolled-over	(3,430,550)	3.83

Outstanding at May 7, 2010	—	—

Vested and exercisable at December 31, 2009	2,359,925	$3.54

Vested and exercisable at December 31, 2008	1,515,325	$3.51

In 2009, the aggregate intrinsic value of 2005 Plan stock awards exercised was $2,888. At December 31, 2009, the aggregate intrinsic value of 2005 Plan stock awards outstanding was $4,855 and the aggregate intrinsic value of exercisable 2005 Plan stock awards was $4,083.

The aggregate intrinsic values disclosed herein represent the total pretax intrinsic value (the difference between the estimated per share fair value of the Company’s common stock on December 31, 2009, and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

In connection with the Merger, all unvested options were vested and all outstanding stock options were either converted into the right to receive the difference between $9.50 and the exercise price of the stock option or were rolled-over into fully vested options in

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

the Successor. As a result, the Company paid approximately $45.3 million related to the conversion of stock options of which $4.0 million was recorded as stock-based compensation expense during the period from May 8, 2010 to December 31, 2010 and the remaining $41.6 million was accounted for as part of the purchase price of the Transaction. In connection with the conversion of these options, the Company recognized a tax benefit of $9.1 million in the period from January 1, 2010 to May 7, 2010 for compensation deducted in tax returns filed for this period which has been credited to additional paid-in capital in the predecessor period. Under the terms of the Merger Agreement, this tax savings is to be paid to the selling shareholders as part of the purchase price. A summary of the Company’s option plan activity for the 2000 Stock Option Plan and the 2005 Stock Option Plan on a combined basis for the period from May 8, 2010 through December 31, 2010 is presented below:

	Number of Options	Weighted- Average Exercise Price per Share
2000 Stock Option Plan and 2005 Stock Option Plan
Converted in connection with the Merger (vested and exercisable)	214,308	$4.51
Exercised	(4,363)	0.31
Canceled	(506)	5.25

Outstanding, vested and exercisable at December 31, 2010	209,439	$4.60

Stock-Based Compensation (Predecessor)

In 2009 and 2008, the Company recorded an aggregate of $1,135 and $1,482, respectively, in stock-based compensation expense ($738 and $955 net of taxes). During the period from January 1, 2010 to May 7, 2010, the Company recognized $0.2 million of stock-based compensation.

Weighted-average assumptions used to estimate fair values of stock options on the dates of grant are as follows:

	December 31,
	2009	2008
Risk-free interest rates	2.7%	4.9%
Expected dividend yield	0%	0%
Expected term of option	7 years	7 years
Expected volatility	39%	38%
Weighted-average grant date fair value per share of options granted	$1.42	$1.57

Expected volatility is based on a selected group of comparable companies’ volatility over the expected term of the options. Expected life of an option is based on the Company’s historical experience of stock options. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve. Expected dividend yield is 0% because the Company has not paid dividends in the past, and currently has no known intention to do so in the future. Compensation expense is recognized net of forfeitures.

Stock Option Plan - Successor

In May 2010, the Parent adopted the American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan (the 2010 Plan) under which 1,574,782 shares of the Parent’s common stock were reserved for issuance to the Company’s employees, directors and consultants. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the period from May 8, 2010 through December 31, 2010, the Company’s Parent granted 1,268,900 options under the 2010 Plan to the Company’s employees at an exercise price of $21.00 per share, 14,000 of these options were forfeited in 2010 which resulted in 1,254,900 options outstanding as of December 31, 2010. Each option vests as follows: 33% over a five year period, dependent upon continued employment with the Company, and 67% upon a liquidity event resulting in a specified return to shareholders. We record stock-based compensation expense only related to the portion of each option attributable to the 33% service period. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event. During the period from May 8, 2010 through December 31, 2010, the Company recorded $0.2 million in stock-based compensation expense ($0.1 million net of taxes) related to these grants.

The weighted-average assumptions used to estimate the fair values of 2010 Plan stock options on the dates of grant are as follows:

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Risk-free interest rates	2.4%
Expected dividend yield	0%
Expected term of option	6.5 years
Expected volatility	44%
Weighted-average grant date fair value per share of options granted	$9.14

Expected volatility is based on a selected group of comparable companies’ volatility over the expected term of the options. Expected term of an option is based on the “short-cut method” as prescribed by SEC SAB No. 110 as the Company has not previously granted performance-based awards and, as such, the Company does not have any historical experience from which to estimate an expected term. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve. Expected dividend yield is 0% because the Company has not paid dividends in the past, and currently has no known intention to do so in the future. Compensation expense is recognized net of forfeitures.

Based on equity awards outstanding as of December 31, 2010, there was $10.4 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements of which $7.2 million is attributable to vesting upon contingent events and $3.2 million is attributable to time-based vesting. The following table summarizes the estimated future annual stock-based compensation expense related to time-based options, existing as of December 31, 2010, that are expected to vest over the years ending December 31:

2011	$707
2012	707
2013	707
2014	707
2015	339

$3,167

NOTE O—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $1,665 for the successor period May 8, 2010 through December 31, 2010 and $899 for the predecessor periods January 1, 2010 through May 7, 2010, $2,468 in 2009 and $1,500 in 2008. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, amounted to $337 for the successor period May 8, 2010 through December 31, 2010 and $179 for the predecessor periods January 1, 2010 through May 7, 2010, $510 in 2009 and $510 in 2008. Future rental receipts of $6,814 due from this related party are included in sublease receipts as presented in Note K.

During 2008, 185,000 shares of restricted common stock were sold to the Company’s executives at a per share price equal to the fair value of the Company’s common stock on the date of issuance. All shares were unvested as of December 31, 2008. The purchases were financed through secured promissory notes with the Company in the amount of $697, which accrued interest at a rate of 3% per annum. The notes were repaid in connection with the Transactions.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company will pay Centerbridge, commencing May 7, 2010 an annual advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the period from May 8, 2010 to December 31, 2010, the Company recorded $0.5 million of expense related to this agreement. In addition, Centerbridge is entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions in which Centerbridge is involved. The Company paid a transaction fee of $4.8 million (including reimbursement of expenses) to Centerbridge for financial advisory services rendered in connection with the Merger all of which was expensed as a merger and transaction related cost in the period May 8, 2010 through December 31, 2010. These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger.

NOTE P—COMMITMENTS AND CONTINGENCIES

Healthcare provider revenues may be subject to adjustment as a result of (i) examinations of the Company or Medicare or Medicaid Managed Care programs that the Company serves, by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (iv) retroactive applications or interpretations of governmental requirements; and (v) claims for refund from private

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

payors, including as the result of government actions. Management believes it has recorded adequate provisions to consider potential revenue adjustments.

The Company had obligations under contracts related to the construction of its clinics totaling approximately $1,649 as of December 31, 2010 which are expected to be paid in 2011

Professional Liability Coverage

The Company maintains professional liability insurance coverage on a claims-made basis. Under this type of policy, claims based on occurrences during its term, but reported subsequently, will be uninsured should the policy not be renewed or replaced with other coverage. Management expects to be able to obtain renewal or other coverage in future periods, and has accrued the estimated cost associated with coverage of past occurrences reported in subsequent periods.

Litigation

The Company is a defendant in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

Regulatory

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of fraud and abuse statutes and regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations are subject to government review and interpretations, as well as regulatory actions unknown or unasserted at this time.

NOTE Q – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2010
	Predecessor		Successor
	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr
		April 1, 2010 through May 7, 2010	May 8, 2010 through June 30, 2010
Net operating revenues	$71,631	$30,463	$43,602	$77,231	$81,928
Merger and transaction-related costs	1,766	5,612	14,687	152	944
Operating income (loss)	13,118	1,445	(10,088)	15,300	16,030
Income (loss) before income taxes	8,888	(42)	(13,408)	9,415	10,414
Net income (loss) attributable to American Renal Holdings Inc.	243	(2,927)	(15,824)	1,531	4,530

	Year ended December 31, 2009
	Predecessor
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Net operating revenues	$60,920	$64,106	$68,084	$69,879	$262,989
Operating income	11,339	13,450	13,802	13,410	52,001
Income before income taxes	8,069	9,263	10,047	9,674	37,053
Net income attributable to American Renal Holdings Inc.	1,368	1,442	1,710	618	5,138

During the fourth quarter of 2010, the Company recorded an income tax benefit of approximately $1.8 million related to Merger and related costs which were identified as deductible for income tax purposes during the quarter.

NOTE R—SUPPLEMENTAL INFORMATION

As set forth in Note I, the Notes are guaranteed, jointly and severally, by all wholly-owned domestic current or future subsidiaries of the Company and American Renal Holdings Intermediate Company, LLC.

The following tables present the condensed consolidating financial information for the Company, the subsidiary Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. As a result of the Merger, all of the Company’s issued and outstanding capital stock is owned by American Renal Intermediate Holdings, LLC which is American Renal Intermediate

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Holdings, LLC’s only asset. As such, the consolidated financial statements of American Renal Intermediate Holdings, LLC are identical to the consolidated financial statements of the Company.

The information as of December 31, 2010 and for the period from May 8, 2010 to December 31, 2010 presents the financial position, results of operations and cash flows of the Successor entity. The information as of December 31, 2009, and for the period from January 1, 2010 through May 7, 2010 and the years ended December 31, 2009 and 2008 presents the financial position, results of operations and cash flows of the Predecessor entity. The consolidating information may not necessarily be indicative of the financial position, results of operations or cash flows had ARH, Guarantors and Non-Guarantors operated as independent entities.

Condensed Consolidating Balance Sheet—December 31, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(1,781)	$20,020	$—	$18,239
Accounts receivable	—	265	51,166	—	51,431
Inventories	—	23	2,308	—	2,331
Prepaid expenses and other current assets	1,458	14,459	4,761	(14,371)	6,307
Deferred tax assets	9,138	—	—	—	9,138

Total current assets	10,596	12,966	78,255	(14,371)	87,446
Property and equipment, net	—	1,973	60,769	—	62,742
Deferred financing costs, net	4,932	—	41	—	4,973
Intangible assets, net	—	26,442	12,069	—	38,511
Other long-term assets	—	22,273	1,532	(22,213)	1,592
Receivables from subsidiaries	—	17,344	—	(17,344)	—
Investment in subsidiaries	45,505	—	—	(45,505)	—
Goodwill, net	379,144	—	1,536	121,110	501,790

Total assets	$440,177	$80,998	$154,202	$21,677	$697,054

Liabilities and Equity
Current liabilities	$5,083	$5,495	$80,256	$(31,684)	$59,150
Long-term debt, less current portion	242,578	464	24,764	(22,212)	245,594
Capital lease obligations, less current portion	—	—	162	—	162
Other long-term liabilities	—	277	2,604	—	2,881
Deferred tax liability	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	450	(147,074)	190,860	44,236
Total American Renal Holdings Inc. equity	178,709	74,312	40,850	(115,287)	178,584
Noncontrolling interests not subject to put provisions	—	—	152,640	—	152,640

Total equity	178,709	74,312	193,490	(115,287)	331,224

Total liabilities and equity	$440,177	$80,998	$154,202	$21,677	$697,054

Condensed Consolidating Balance Sheet—December 31, 2009 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$11,423	$17,756	$—	$29,179
Accounts receivable	—	215	45,439	—	45,654
Inventories	—	22	2,272	—	2,294
Prepaid expenses and other current assets	—	2,313	3,107	(3,054)	2,366
Deferred tax assets	4,845	—	—	—	4,845

Total current assets	4,845	13,973	68,574	(3,054)	84,338
Property and equipment, net	—	2,054	57,351	—	59,405
Deferred financing costs, net	—	1,000	44	—	1,044
Intangible assets, net	—	363	1,055	—	1,418
Other long-term assets	—	5,161	3,251	(5,093)	3,319
Receivables from subsidiaries	—	12,267	—	(12,267)	—
Investment in subsidiaries	38,021	—	—	(38,021)	—
Goodwill, net	(13,349)	—	32,973	4,574	24,198

Total assets	$29,517	$34,818	$163,248	$(53,861)	$173,722

Liabilities and Equity (Deficit)
Current liabilities	$—	$7,095	$63,814	$(15,292)	$55,617
Long-term debt, less current portion	—	40,185	29,169	(5,093)	64,261
Capital lease obligations, less current portion	—	—	214	—	214
Other long-term liabilities	—	137	7,527	—	7,664
Deferred tax liability	4,548	—	—	—	4,548
Series X preferred stock	62,799	—	—	—	62,799
Noncontrolling interests subject to put provisions	—	750	(99,184)	136,865	38,431
Total American Renal Holdings Inc. equity (deficit)	(37,830)	(13,349)	145,651	(170,341)	(75,869)
Noncontrolling interests not subject to put provisions	—	—	16,057	—	16,057

Total equity (deficit)	(37,830)	(13,349)	161,708	(170,341)	(59,812)

Total liabilities and equity (deficit)	$29,517	$34,818	$163,248	$(53,861)	$173,722

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Operations—May 8, 2010 through December 31, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$910	$201,851	$—	$202,761
Total operating expenses	15,782	7,736	158,001	—	181,519

Operating (loss) income	(15,782)	(6,826)	43,850	—	21,242
Interest expense, net	(12,483)	(22)	(2,316)	—	(14,821)

Income (loss) before taxes	(28,265)	(6,848)	41,534	—	6,421
Income tax (benefit) expense	(2,587)	—	327	—	(2,260)

Net (loss) income before earnings in subsidiaries	(25,678)	(6,848)	41,207	—	8,681
Equity earnings in subsidiaries	15,915	22,763	—	(38,678)	—

Net (loss) income	(9,763)	15,915	41,207	(38,678)	8,681
Less: Net income attributable to noncontrolling interests	—	—	—	(18,444)	(18,444)

Net (loss) income attributable to American Renal Holdings Inc.	$(9,763)	$15,915	$41,207	$(57,122)	$(9,763)

Condensed Consolidating Statement of Operations—January 1, 2010 through May 7, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$587	$101,507	$—	$102,094
Total operating expenses	7,378	1,040	79,113	—	87,531

Operating (loss) income	(7,378)	(453)	22,394	—	14,563
Interest expense, net	(4,119)	(10)	(1,588)	—	(5,717)

Income (loss) before taxes	(11,497)	(463)	20,806	—	8,846
Income tax expense	1,963	—	301	—	2,264

Net (loss) income before earnings in subsidiaries	(13,460)	(463)	20,505	—	6,582
Equity earnings in subsidiaries	10,776	11,240	—	(22,016)	—

Net (loss) income	(2,684)	10,777	20,505	(22,016)	6,582
Less: Net income attributable to noncontrolling interests	—	—	—	(9,266)	(9,266)

Net (loss) income attributable to American Renal Holdings Inc.	$(2,684)	$10,777	$20,505	$(31,282)	$(2,684)

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Operations—Year Ended December 31, 2009 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$1,489	$261,500	$—	$262,989
Total operating expenses	—	5,760	205,228		210,988

Operating (loss) income	—	(4,271)	56,272	—	52,001
Interest expense, net	(11,218)	(36)	(3,694)	—	(14,948)

Income (loss) before taxes	(11,218)	(4,307)	52,578	—	37,053
Income tax expense	8,521	—	1,003	—	9,524

Net (loss) income before earnings in subsidiaries	(19,739)	(4,307)	51,575	—	27,529
Equity earnings in subsidiaries	24,875	29,184	—	(54,059)	—

Net income	5,136	24,877	51,575	(54,059)	27,529
Less: Net income attributable to noncontrolling interests	—	—	—	(22,391)	(22,391)

Net income attributable to American Renal Holdings Inc.	$5,136	$24,877	$51,575	$(76,450)	$5,138

Condensed Consolidating Statement of Operations—Year Ended December 31, 2008 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$1,486	$216,291	$—	$217,777
Total operating expenses	—	16,120	160,245	—	176,365

Operating (loss) income	—	(14,634)	56,046	—	41,412
Interest expense, net	(10,607)	(38)	(3,084)	—	(13,729)

Income (loss) before taxes	(10,607)	(14,672)	52,962	—	27,683
Income tax expense	6,284	—	576	—	6,860

Net (loss) income before earnings in subsidiaries	(16,891)	(14,672)	52,386	—	20,823
Equity earnings in subsidiaries	$20,535	$35,207	$—	$(55,742)	$—

Net income	3,644	20,535	52,386	(55,742)	20,823
Less: Net income attributable to noncontrolling interests	—	—	—	(17,179)	(17,179)

Net income attributable to American Renal Holdings Inc.	$3,644	$20,535	$52,386	$(72,921)	$3,644

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows—May 8, 2010 through December 31, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities
Net income (loss)	$(9,763)	$15,915	$41,207	$(38,678)	$8,681
Change in operating assets and liabilities and noncash items included in net income	1,304	(30,904)	19,268	27,594	17,262

Net cash provided by (used in) operating activities	(8,459)	(14,989)	60,475	(11,084)	25,943

Investing Activities
Cash paid for predecessor entity	(315,957)	61,834	(9,239)	13,646	(249,716)
Purchases of property and equipment	(131)	860	(14,533)	—	(13,804)
Cash paid for acquisitions	—	—	(1,234)	—	(1,234)
Other	—	(351)	—	351	—

Net cash provided by (used in) investing activities	(316,088)	62,343	(25,006)	13,997	(264,754)

Financing Activities
Payments on long-term debt obligations	140	(41,398)	(32,630)	7,992	(65,896)
Other	324,407	(9,163)	6,366	(10,905)	310,705

Net cash provided by (used in) financing activities	324,547	(50,561)	(26,264)	(2,913)	244,809

Net increase (decrease) in cash	—	(3,207)	9,205	—	5,998
Cash, at beginning of year	—	1,426	10,815	—	12,241

Cash, at end of year	$—	$(1,781)	$20,020	$—	$18,239

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows—January 1, 2010 through May 7, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities
Net income (loss)	$(2,685)	$10,776	$20,507	$(22,016)	$6,582
Change in operating assets and liabilities and noncash items included in net income (loss)	(6,300)	(6,067)	(371)	11,451	(1,287)

Net cash provided by (used in) operating activities	(8,985)	4,709	20,136	(10,565)	5,295

Investing Activities
Other	(2,691)	(8,493)	—	11,240	(144)
Purchases of property and equipment	—	(187)	(4,717)	—	(4,904)
Cash paid for acquisitions	—	—	(200)	—	—

Net cash provided by (used in) investing activities	(2,691)	(8,680)	(4,917)	11,240	(5,048)

Financing Activities
Proceeds from borrowings	—	—	1,250	(1,250)	—
Payments on long-term debt obligations	—	(1,201)	(4,765)	575	(5,391)
Other	11,676	(4,825)	(18,645)	—	(11,794)

Net cash provided by (used in) financing activities	11,676	(6,026)	(22,160)	(675)	(17,185)

Net increase (decrease) in cash	—	(9,997)	(6,941)	—	(16,938)
Cash, at beginning of period	—	11,423	17,756	—	29,179

Cash, at end of period	$—	$1,426	$10,815	$—	$12,241

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows—Year Ended December 31, 2009 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities
Net income	$5,137	$24,875	$51,576	$(54,059)	$27,529
Change in operating assets and liabilities and noncash items included in net income	(15,800)	(924)	9,383	31,143	23,802

Net cash (used in) provided by operating activities	(10,663)	23,951	60,959	(22,916)	51,331

Investing Activities
Other	—	—	—	—	—
Purchases of property and equipment	—	(68)	(14,999)	—	(15,067)
Cash paid for acquisitions	—	—	(3,964)	—	(3,964)

Net cash (used in) provided by investing activities	—	(68)	(18,963)	—	(19,031)

Financing Activities
Proceeds from borrowings	—	(323)	1,507	—	1,184
Payments on long-term debt obligations	—	(2,398)	(9,603)	—	(12,001)
Other	10,663	(21,610)	(33,455)	22,916	(21,486)

Net cash provided by (used in) financing activities	10,663	(24,331)	(41,551)	22,916	(32,303)

Net (decrease) increase in cash	—	(448)	445	—	(3)
Cash, at beginning of year	—	11,869	17,313	—	29,182

Cash, at end of year	$—	$11,421	$17,758	$—	$29,179

Condensed Consolidating Statement of Cash Flows—Year Ended December 31, 2008 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities
Net income	$3,643	$20,535	$52,387	$(55,742)	$20,823
Change in operating assets and liabilities and noncash items included in net income	(25,593)	2,109	(3,694)	43,367	16,189

Net cash provided by (used in) operating activities	(21,950)	22,644	48,693	(12,375)	37,012

Investing Activities
Other	—	(12,375)	507	12,375	507
Purchases of property and equipment	—	(318)	(20,936)	—	(21,254)
Cash paid for acquisitions	—	—	—	—	—

Net cash used in investing activities	—	(12,693)	(20,429)	12,375	(20,747)

Financing Activities
Proceeds from borrowings	—	14	17,349	—	17,363
Payments on long-term debt obligations	—	(1,802)	(6,150)	—	(7,952)
Other	21,950	(3,927)	(37,076)	—	(19,053)

Net cash provided by (used in) financing activities	21,950	(5,715)	(25,877)	—	(9,642)

Net increase in cash	—	4,236	2,387	—	6,623
Cash, at beginning of year	—	7,634	14,925	—	22,559

Cash, at end of year	$—	$11,870	$17,312	$—	$29,182

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

NOTE S—SUBSEQUENT EVENT

In March 2011, the Company’s Parent, American Renal Associates Holdings, Inc. issued $135 million of aggregate Senior Pay-In-Kind Toggle Notes (the PIK Notes) in a private placement. The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the Notes were used to pay a dividend to the equity holders of American Renal Associates Holdings, Inc. The issuance of the PIK Notes did not change any guarantees or obligations of the Company as disclosed herein.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

(dollars in thousands, except per share amounts)

American Renal Holdings Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands) Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	(Write-offs) Recoveries	Balance at End of Period
Period May 8 through December 31, 2010 (successor)	$—	$1,915	$(417)	$1,498
January 1, 2010 through May 7, 2010 (predecessor)	$8,165	(334)	1,662	$9,493
Year Ended December 31, 2009 (predecessor)	$7,833	3,216	(2,884)	$8,165
Year Ended December 31, 2008 (predecessor)	$7,356	4,834	(4,357)	$7,833

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL HOLDINGS INC.
(Registrant)

/s/ Michael R. Costa
Name:	Michael R. Costa
Title:	Secretary

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2011.

Signature	Title

/s/ Joseph A. Carlucci Joseph A. Carlucci	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Syed T. Kamal Syed T. Kamal	President and Director

/s/ John J. McDonough John J. McDonough	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Costa Michael R. Costa	Vice President and General Counsel

/s/ Christopher T. Ford Christopher T. Ford	Chairman of the Board of Directors

/s/ Steven M. Silver Steven M. Silver	Director

/s/ Jared S. Hendricks Jared S. Hendricks	Director

/s/ Michael E. Boxer Michael E. Boxer	Director

/s/ Thomas W. Erickson Thomas W. Erickson	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By:	/s/ Michael R. Costa
Michael R. Costa
Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Company is not required to send annual reports or proxy statements to its security holders because it has no classes of equity securities registered under the Exchange Act. Therefore, no such annual reports or proxy statements have been sent to its security holders.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1*	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp.

3.1*	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended.

3.2*	American Renal Associates Inc. By-Laws.

3.3	Certificate of Formation of C.P. Atlas Intermediate Holdings, LLC (now named American Renal Holdings Intermediate Company, LLC), as amended.

3.4*	Limited Liability Company Agreement of American Renal Holdings Intermediate Company, LLC.

3.5*	Certificate of Formation of American Renal Associates LLC.

3.6*	Limited Liability Company Agreement of American Renal Associates LLC.

3.7*	Certificate of Formation of Texas-ARA LLC.

3.8*	Texas-ARA LLC Operating Agreement.

3.9*	Certificate of Formation of JKC Holding LLC.

3.10*	JKC Holding LLC Operating Agreement.

3.11*	Certificate of Formation of ARA-Rhode Island Dialysis II LLC.

3.12*	ARA-Rhode Island Dialysis II LLC Operating Agreement.

3.13*	Certificate of Formation of ARA-Ohio Holdings LLC.

3.14*	ARA-Ohio Holding LLC Operating Agreement.

3.15*	Certificate of Formation of ARA-Boca Raton Holding LLC.

3.16*	ARA-Boca Raton Holding LLC Operating Agreement.

3.17*	Certificate of Formation of American Renal Management LLC.

3.18*	American Renal Management LLC Operating Agreement.

3.19*	Certificate of Formation of AKC Holding LLC

3.20*	AKC Holding LLC Operating Agreement.

3.21*	Certificate of Formation of Acute Dialysis Services-ARA LLC.

3.22*	Acute Dialysis Services-ARA LLC Operation Agreement.

3.23*	Certificate of Limited Partnership of American Renal Texas L.P.

3.24*	American Renal Texas L.P. Agreement of Limited Partnership.

3.25*	Certificate of Limited Partnership of American Renal Texas II, L.P.

3.26*	American Renal Texas II, L.P. Agreement of Limited Partnership

3.27*	Form of Joint Venture Operating Agreement

3.28	Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated March 18, 2010.

3.29	Amended and Restated Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated May 5, 2010.

3.30	Certificate of Amendment to the Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated February 24, 2011.

3.31	Certificate of Amendment to the Certificate of Incorporation of American Renal Holdings Company, Inc. dated March 8, 2011.

4.1*	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee.

4.2*	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

4.3*	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 4.1).

4.4*	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent.

4.5*	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent.

4.6*	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent.

10.1*	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto.

10.2*	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein.

10.3*	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent.

10.4*	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Christopher T. Ford.

10.5*	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal.

10.6*	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci.

10.7*	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough.

10.8*	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan.

10.9*	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC.

10.10*	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci.

10.11*	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust.

10.12*	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust.

10.13*	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue.

10.14*	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal.

10.15*	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough.

10.16*	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and Lakhan Saha.

10.17*	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of American Renal Holdings Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.