Form 10-Q
period 2011-03-31
American Renal Holdings Inc.
filed 2011-05-13
CIK 1504735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, there were outstanding 8,859,826 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings Inc., the indirect parent of American Renal Holdings Inc., none of which were publicly traded.

INDEX

		PAGE
PART I. Financial Information

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of March 31, 2011 (successor) and December 31, 2010 (successor)	1
	Consolidated Statements of Income for the three months ended March 31, 2011 (successor) and March 31, 2010 (predecessor)	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (successor) and March 31, 2010 (predecessor)	5
	Consolidated Statements of Changes in Equity (Deficit) for the successor periods for the three months ended March 31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor period from January 1, 2010 through May 7, 2010	3
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II. Other Information

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	41

SIGNATURES

EXHIBIT INDEX

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	Successor
	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,898	$18,239
Accounts receivable, less allowance for doubtful accounts of $2,794 and $1,498 at March 31, 2011 and December 31, 2010, respectively	58,631	51,431
Inventories	1,929	2,331
Prepaid expenses and other current assets	4,726	4,849
Income tax receivable	1,040	1,458
Deferred tax assets	9,138	9,138

Total current assets	90,362	87,446
Property and equipment, net	65,158	62,742
Deferred financing costs, net	4,824	4,973
Intangible assets, net	37,588	38,511
Other long-term assets	1,537	1,592
Goodwill	501,790	501,790

Total assets	$701,259	$697,054

Liabilities and Equity
Current liabilities:
Accounts payable	$21,427	$21,401
Accrued compensation and benefits	9,494	8,909
Accrued expenses and other current liabilities	19,478	19,613
Amount due to sellers	5,083	5,083
Current portion of long-term debt	3,868	4,096
Current portion of capital lease obligations	49	48

Total current liabilities	59,399	59,150
Long-term debt, less current portion	245,263	245,594
Capital lease obligations, less current portion	150	162
Other long-term liabilities	2,983	2,881
Deferred tax liabilities	13,807	13,807
Commitments and contingencies (Note H)
Noncontrolling interests subject to put provisions	43,990	44,236
Equity:
Common stock, no par value, 1,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	191,854	188,347
Accumulated deficit	(9,129)	(9,763)

Total American Renal Holdings Inc. equity	182,725	178,584
Noncontrolling interests not subject to put provisions	152,942	152,640

Total equity	335,667	331,224

Total liabilities and equity	$701,259	$697,054

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Net operating revenues	$84,668	$71,632
Operating expenses:
Patient care costs	54,280	46,412
General and administrative	10,388	6,098
Merger and transaction-related costs	36	1,766
Depreciation and amortization	4,349	3,092
Provision for uncollectible accounts	1,264	1,146

Total operating expenses	70,317	58,514

Operating income	14,351	13,118
Interest expense, net	(5,750)	(4,230)

Income before income taxes	8,601	8,888
Income tax expense	418	2,402

Net income	8,183	6,486
Less: Net income attributable to noncontrolling interests	(7,549)	(6,242)

Net income attributable to American Renal Holdings Inc.	$634	$244

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

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

See the accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Successor Entity Acquisition transaction	—	(7,300,000)	(7)	(2,675,000)	(3)	(1,658,740)	(1)	735	(246,900)	1,065	(26,152)	100,468	76,105	139,900

Successor Entity Opening Balances	$43,499	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$155,520
Capital contribution	—	—	—	—	—	1,000	—	—	—	—	186,433	—	186,433	—
Net income (loss)	4,478	—	—	—	—	—	—	—	—	—	—	(9,763)	(9,763)	13,966
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	369	—	369
Parent capital costs	—	—	—	—	—	—	—	—	—	—	(137)	—	(137)
Distributions to noncontrolling interests	(4,598)	—	—	—	—	—	—	—	—	—	—	—	—	(14,705)
Contributions from noncontrolling interests	395	—	—	—	—	—	—	—	—	—	—	—	—	1,801
Acquisitions of noncontrolling interests	310	—	—	—	—	—	—	—	—	—	—	—	—	445
Sales of noncontrolling interests	40	—	—	—	—	—	—	—	—	—	251	—	251	—
Purchases of noncontrolling interests	(245)	—	—	—	—	—	—	—	—	—	1,788	—	1,788	(4,387)
Change in fair value of noncontrolling interests	357	—	—	—	—	—	—	—	—	—	(357)	—	(357)	—

Balance at December 31, 2010	$44,236	—	$—	—	$—	1,000	$—	—	$—	$—	$188,347	$(9,763)	$178,584	$152,640
Net income	1,618	—	—	—	—	—	—	—	—	—	—	634	634	5,931
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,968	—	2,968	—
Distributions to noncontrolling interests	(1,776)	—	—	—	—	—	—	—	—	—	—	—	—	(6,024)
Contributions from noncontrolling interests	43	—	—	—	—	—	—	—	—	—	—	—	—	465
Sales of noncontrolling interests	274	—	—	—	—	—	—	—	—	—	(63)	—	(63)	213
Purchases of noncontrolling interests	(405)	—	—	—	—	—	—	—	—	—	602	—	602	(283)

Balance at March 31, 2011 (unaudited)	$43,990	—	$—	—	$—	1,000	$—	—	$—	$—	$191,854	$(9,129)	$182,725	$152,942

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Operating activities
Net income	$8,183	$6,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,349	3,092
Amortization of deferred financing costs	388	146
Stock-based compensation expense	2,968	165
Accrued interest on obligations under Series X preferred stock agreement	—	2,129
Non-cash rent charges	104	140
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,201)	(2,060)
Decrease in inventories	402	664
Decrease (increase) in prepaid expenses and other current assets	123	(338)
Decrease in other assets	56	430
Increase (decrease) in accounts payable	27	(6)
Increase in accrued compensation and benefits	585	261
(Decrease) increase in accrued expenses and other current liabilities	1,245	100
Increase (decrease) in other liabilities	446	(290)

Net cash provided by operating activities	11,675	10,919
Investing activities
Purchases of property and equipment	(5,886)	(2,683)
Cash paid for acquisitions	(1,409)	(183)

Net cash used in investing activities	(7,295)	(2,866)
Financing activities
Payments on long-term debt	(755)	(4,050)
Payments on capital lease obligations	(12)	(176)
Proceeds from issuance of common stock	—	6
Distributions to noncontrolling interests	(7,800)	(6,687)
Contributions from noncontrolling interests	508	541
Purchases of noncontrolling interests	(86)	(1,183)
Proceeds from sales of additional noncontrolling interests	424	376

Net cash used in financing activities	(7,721)	(11,173)

Net decrease in cash and cash equivalents	(3,341)	(3,120)
Cash and cash equivalents at beginning of period	18,239	29,179

Cash and cash equivalents at end of period	$14,898	$26,059

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42	$2,826
Cash paid for interest	195	1,928

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

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

The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments for working capital, indebtedness, certain specified liabilities and certain tax savings. The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P. and its affiliates (“Centerbridge”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.” See Note D for a summary of the terms of the Senior Secured Notes.

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

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010 and the financial reporting periods are presented as follows:

•	The three month period ended March 31, 2011 reflects the successor period, reflecting the Merger of ARH and Parent.

•

The three month period ended March 31, 2010 reflects the predecessor period. The consolidated financial statements for this predecessor period have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the successor are not comparable to periods preceding the Merger.

Total fees and expenses related to the Transactions aggregated approximately $28.5 million consisting of $23.2 million of acquisition costs and $5.3 million of deferred financing costs. Of the $23.2 million, $7.4 million was recognized in the predecessor period ($1.8 million during the three months ended March 31, 2010) and $15.8 million was recognized in the successor period of May 8, 2010 through December 31, 2010.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

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

The Company calculated the fair value of its noncontrolling interests not subject to put provisions at the acquisition date using a discounted cash flow approach for interest based on income forecasts for all clinics. The Company utilized a weighted average cost of capital of 13.25%. The discounted cash flow for each interest was then reduced by discounts for a lack of control and marketability. The lack of control discount applied was estimated at 10% as determined through an analysis of the premiums for control paid in transactions of similar companies. A discount for lack of marketability of 9% was estimated utilizing the Black-Scholes model. The application of this model was based on the following assumptions: a maturity period of 1 year, a volatility of 22.5% based on this maturity period for comparable companies, and a risk free rate of 0.38%, which also corresponds with the maturity period.

A reconciliation of the final closing balance sheet of the Predecessor entity (the “Predecessor”) prior to the effect of the Transactions, including other simultaneous transactions, such as the repayment of certain indebtedness of the Predecessor and the capital contribution made by the Parent, with the beginning consolidated balance sheet of the Successor entity (the “Successor”) (after the application of the acquisition method of accounting) is presented below:

	Predecessor		Successor
	May 7, 2010	Adjustments	May 8, 2010
Assets
Current assets:
Cash and cash equivalents	$12,241	$—	$12,241
Accounts receivable, net	48,119	—	48,119
Inventories	2,300	—	2,300
Prepaid expenses and other current assets	3,606	—	3,606
Deferred transaction expense	—	18,982	18,982
Income tax receivable	11,706	1,595	13,301
Deferred tax assets	3,429	593	4,022

Total current assets	81,401	21,170	102,571
Property and equipment, net
Land and buildings	1,692	(250)	1,442
Leasehold improvements	55,859	(27,948)	27,911
Equipment and information systems	43,640	(20,647)	22,993
Construction in progress	3,047	—	3,047

	104,238	(48,845)	55,393
Less: accumulated depreciation and amortization	(44,338)	44,338	—

	59,900	(4,507)	55,393
Deferred financing costs, net	882	4,323	5,205
Intangible assets, net	1,408	39,081	40,489
Other long-term assets	3,287	(2,012)	1,275
Goodwill	33,157	467,935	501,092

Total assets	$180,035	$525,990	$706,025

Liabilities and Deficit
Current liabilities:
Accounts payable	$17,304	$—	$17,304
Accrued compensation and benefits	7,924	—	7,924
Accrued expenses and other current liabilities	20,523	(6,911)	13,612
Amount due to sellers	—	17,016	17,016
Current portion of long-term debt	13,148	(9,678)	3,470
Current portion of capital lease obligations	105		105

Total current liabilities	59,004	427	59,431
Long-term debt, less current portion	60,030	188,556	248,586
Capital lease obligations, less current portion	195	—	195
Other long-term liabilities	7,595	(6,331)	1,264
Deferred tax liabilities	4,261	6,836	11,097
Series X mandatorily redeemable preferred stock	65,936	(65,936)	—

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

	Predecessor		Successor
	May 7, 2010	Adjustments	May 8, 2010
Noncontrolling interests subject to put provisions	43,499	—	43,499
Equity (deficit):
Additional paid-in capital	26,152	160,281	186,433
Accumulated deficit	(100,468)	100,468	—
Other stockholders’ deficit	(1,789)	1,789	—

Total American Renal Holdings Inc. equity (deficit)	(76,105)	262,538	186,433
Noncontrolling interests not subject to put provisions	15,620	139,900	155,520

Total equity (deficit)	(60,485)	402,438	341,953

Total liabilities and equity (deficit)	$180,035	$525,990	$706,025

Goodwill in the predecessor entity as of May 7, 2010 was $33,157 of which $8,813 represented payments made in advance of the Merger to finance a portion of the Merger’s consideration.

As a result of the Merger, the Company has recorded approximately $501.1 million of goodwill. The components of this goodwill are primarily patient relationships and our assembled work force. The goodwill is not deductible for income tax purposes.

Fair Value of Consideration Transferred

At the closing, the Parent made a cash payment to the former shareholders of the Company equal to the sum of the initial purchase price of $217.9 million plus $1.8 million based on an estimated working capital adjustment and other adjustments in accordance with the Merger Agreement. The final working capital adjustment was settled during the third quarter of fiscal 2010 for an additional payment of $379,000. In addition, at the close, Parent made a cash payment to an escrow agent for $30.0 million. Based on the conditions of the escrow release, the Company has determined the release of the escrow amount is probable. In July 2010, approximately $2.5 million of this escrow was released and in March 2011 approximately $26.0 million of this escrow was released.

Of the $217.9 million, approximately $45.3 million was paid to the Company’s holders of stock options. In connection with the Merger, vesting was accelerated for all then outstanding stock options. As a result of this acceleration, the Company determined that approximately $4.1 million of the $45.3 million payment was attributable to post-combination services and, as such, recorded as an expense in the Successor income statement.

The total acquisition date fair value of the consideration transferred was estimated at $439.2 million as follows:

Cash consideration to debtholders	$63,600
Cash consideration to Series X redeemable preferred stockholders	68,088
Cash consideration to stockholders	249,716
Acquisition-related deferred consideration	17,015
Equity consideration to stockholders	24,089
Assumed liabilities	16,705

Acquisition-date fair value of consideration	$439,213

The Company’s stockholders are additionally entitled to certain future tax benefits realized as a result of the Merger. The Company has estimated this amount at $17.0 million for which a liability to the sellers was recognized. As of March 31, 2011, $11.9 million of this liability has been paid while the remainder is expected to be paid in 2011. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes.

In connection with the Merger, Parent assumed $16.7 million of liabilities which consisted of $10.1 million of term loans at the Company’s clinics and $6.6 million of Merger-related transaction expenses which Parent settled on behalf of the Company.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

In connection with the Merger, the Company’s stockholders were allowed to receive shares of C.P. Atlas in exchange for foregoing cash payments. The fair value of the shares issued in connection with such payments was approximately $24.1 million.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including Note B which discusses principles of consolidation and summary of significant accounting policies. These statements have been prepared in accordance with generally accepted accounting principles, which require management to make certain estimates and assumptions that affect reported amounts of assets, liabilities and noncontrolling interests and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include revenue recognition (contractual allowances) and the allowance for doubtful accounts, valuation of goodwill and intangibles, fair value of noncontrolling interests, provision for income taxes, stock-based compensation and contingencies. Actual results could differ from these estimates and actual results are not necessarily indicative of results for the remainder of 2011 or future periods thereafter. The Company has evaluated subsequent events through the date these unaudited consolidated financial statements were issued and has included all necessary disclosures.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer and the Chief Operating Officer. The Company views its operations and manages its business as one reportable business segment, theownership and operation of dialysis clinics, all of which are located in the United States.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

Effective January 1, 2011, we adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

NOTE B—FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and noncontrolling interests are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description for the valuation methodologies used for noncontrolling interests measured at fair value. There were no changes in the methodologies used at March 31, 2011.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Company estimates the fair value of the Senior Secured Notes at $263,750 as of March 31, 2011.

Noncontrolling interests subject to put provisions—See Note C for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$43,990	$—	$—	$43,990

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,236	$—	$—	$44,236

NOTE C—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value. In connection with the Transactions, the obligations were recorded based on an appraisal of estimated fair values as of the date of the acquisition. The appraisal estimated the fair value of the noncontrolling interests subject to these put provisions using a discounted cash flow approach and other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate. The amount for which noncontrolling interests may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

As of March 31, 2011 and December 31, 2010, the Company’s potential obligations under these put provisions totaled approximately $35,489 and $35,827, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of March 31, 2011 and December 31, 2010, the Company’s potential additional obligations under these put provisions were approximately $8,501 and $8,409, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE D—LONG-TERM DEBT

Long-term debt consists of the following:

	Successor
	March 31, 2011	December 31, 2010
Senior secured notes issued May 7, 2010, interest payable semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Term loans, principal payments due of $25 and interest at variable monthly rates (1.8% as of March 31, 2011) payable monthly through November 2011, with a balloon payment of $1,983 due December 2011	1,696	1,770

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

	Successor
	March 31, 2011	December 31, 2010
Term loan, principal payments of $9 and interest at variable rates (2.3% as of March 31, 2011) through May 2014, with a $536 balloon payment due May 2014	866	893
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2013	3,616	4,072
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	195	207
Lines of credit, variable interest due monthly through January 2011, converted into term loan January 2011 payable over an additional term of 36 months through January 2014	—	200

	256,373	257,142
Less: discounts and fees, net of accumulated amortization	(7,242)	(7,452)
Less: current maturities	(3,868)	(4,096)

	$245,263	$245,594

Scheduled maturities of long-term debt as of March 31, 2011 are as follows for the periods ending December 31:

2011 (remainder)	$3,362
2012	1,565
2013	896
2014	550
2015	—
2018	250,000

$256,373

Senior Secured Notes

In connection with the Transactions, the Company issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of our wholly owned subsidiary guarantors. The Notes are guaranteed by the Company’s direct parent, C. P. Atlas Intermediate Holdings, LLC and all of our existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum, commencing November 15, 2010.

On or after May 15, 2015, the Company may redeem the Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest. From May 15, 2013 to May 14, 2015, the Company may redeem the Notes at prices ranging from 102.094% to 104.188% of the aggregate principal balance of the Notes plus accrued and unpaid interest. Prior to May 15, 2013, the Company has the option to redeem during each 12-month period commencing on the issue date of May 7, 2010 up to 10% of the aggregate principal amount of the notes at 103% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes before May 15, 2013, with the net cash proceeds from certain equity offerings at 108.375% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest. The Company may also redeem some or all of the Notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, the Company must offer to purchase the Notes at 101% of the principal amount, plus accrued interest to the purchase date.

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

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

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

As of March 31, 2011, there were no borrowings outstanding under the Credit Facility and the Company is in compliance with its covenants.

NOTE E—INCOME TAXES

The income tax expense included in the accompanying consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries. The Predecessor’s effective income tax rate for the three months ended March 31, 2010 was 27.0% which differed from the statutory federal rate of 35% primarily due to non-deductible transaction costs and interest expense, including original issue discount related to the Series X Preferred Stock. The Successor’s effective income tax rate for the three months ended March 31, 2011 was 4.9%. This rate differs from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

NOTE F—STOCK-BASED COMPENSATION

The Predecessor issued stock options and other stock awards to executive management and employees under its stock-based compensation plans. During the three months ended March 31, 2010, the Company recognized $0.2 million of stock-based compensation. A related tax benefit of $0.1 million was recognized for this period.

In connection with the Merger, all unvested options were vested and all outstanding stock options were either converted into the right to receive the difference between $9.50 and the exercise price of the stock option or were rolled-over into fully vested options in the Successor (“Rollover Options”). As a result, the Company paid approximately $45.3 million related to the conversion of stock options of which $3.7 million was recorded as stock-based compensation expense during the period from May 8, 2010 to June 30, 2010 and the remaining $41.6 million was accounted for as part of purchase price of the Transaction.

In March 2011, the Parent declared and paid a dividend equal to $14.49 per share to holders of the Parent’s common stock. In connection with the dividend, the Company’s Parent also made a dividend equivalent payment of approximately $2.5 million to holders of Rollover Options which was recorded as an expense in the Company’s statement of income. Additionally, in connection with the dividend, the exercise prices of the outstanding Rollover Options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the stock option which resulted in stock-based compensation expense of approximately $0.3 million.

In May 2010, the Parent adopted the C.P. Atlas Holdings, Inc. 2010 Stock Incentive Plan (the 2010 Plan) under which 1,574,782 shares of the Parent’s common stock were reserved for issuance to the Company’s employees, directors and consultants. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the three months ended March 31, 2011, the Company’s Parent granted 32,555 options under the 2010 Plan to the Company’s employees at an exercise price of $6.51 per share, all of which were outstanding as of March 31, 2011 and none of which were vested as of March 31, 2011. Each option vests as follows: 33% over a five year period, dependent upon continued employment with the Company, and 67% upon a liquidity event resulting in a specified return to shareholders. The Company records stock-based compensation expense only related to the portion of each option attributable to the 33% service period. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the modification of these options.

In January 2011, the Parent adopted the C.P. Atlas Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the 2011 Director’s Plan) under which 100,000 shares of the Parent’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the three months ended March 31, 2011, the Company’s Parent granted 16,000 options under the 2011 Director’s Plan to members of the Company’s Board of Directors at an exercise price of $6.51 per share, all of which were outstanding as of March 31, 2011 and none of which were vested as of March 31, 2011. Each option vests as follows: 33% over a five year period, dependent upon continued employment with the Company, and 67% upon a liquidity event resulting in a specified return to shareholders. The Company records stock-based compensation expense only related to the portion of each option attributable to the 33% service period. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event.

During the three months ended March 31, 2011, the Company recorded $0.2 million in stock-based compensation expense ($0.1 million net of taxes) related to the 2010 Plan and the 2011 Director’s Plan. Unrecognized compensation related to time-based options amounted to approximately $3.3 million at March 31, 2011.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

The weighted-average assumptions used to estimate the fair values of 2010 Plan and the 2011 Director’s Plan stock options granted in 2011 are as follows:

Risk-free interest rates	2.8%
Expected dividend yield	0%
Expected term of option	6.5 years
Expected volatility	39%
Weighted-average grant date fair value per share of options granted	$2.23

Expected volatility is based on a selected group of comparable companies’ volatility over the expected term. Expected life of an option is based on the “short-cut method” as prescribed by SEC SAB No. 110 as the Company has never granted performance-based awards and, as such, the Company does not have any historical experience from which to estimate an expected life. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve. Expected dividend yield is 0% because the Company has not paid dividends in the past, and currently has no known intention to do so in the future. Compensation expense is recognized net of forfeitures.

NOTE G—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $0.6 million for both the predecessor period for the three months ended March 31, 2010 and for the successor period for the three months ended March 31, 2011. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.1 million for both the predecessor period for the three months ended March 31, 2010 and for the successor period for the three months ended March 31, 2011.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company will pay Centerbridge, commencing May 7, 2010, an annual advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three months ended March 31, 2011, the Company recorded $0.2 million of expense related to this agreement.

In March 2011, the Parent issued $135.0 million of aggregate Senior Pay-In-Kind Toggle Notes (the PIK Notes) in a private placement. The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of American Renal Associates Holdings, Inc. In addition, the Company made a dividend equivalent payment to certain option holders and modified all outstanding stock options. (See Note F for further information). The issuance of the PIK Notes did not change any guarantees or obligations of the Company as disclosed herein related to the Notes or the Credit Facility. The Company does not guarantee repayment of the PIK Notes nor do any of its assets serve as collateral for the PIK Notes.

NOTE H—COMMITMENTS AND CONTINGENCIES

Healthcare provider revenues may be subject to adjustment as a result of (i) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (iv) retroactive applications or interpretations of governmental requirements; and (v) claims for refund from private payors, including as the result of government actions. Management believes it has recorded adequate provisions to consider potential revenue adjustments.

Professional Liability Coverage

The Company maintains professional liability insurance coverage on a claims-made basis. Under this type of policy, claims based on occurrences during its term, but reported subsequently, will be uninsured should the policy not be renewed or replaced with

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

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

NOTE I—SUPPLEMENTAL INFORMATION

As set forth in Note D, the Notes are guaranteed, jointly and severally, by all wholly-owned domestic current or future subsidiaries of the Company and American Renal Holdings Intermediate Company, LLC. (the Guarantors).

The following tables present the unaudited condensed consolidating financial information for ARH, the subsidiary Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. As a result of the Merger, all of ARH’s issued and outstanding capital stock is owned by American Renal Intermediate Holdings, LLC which is American Renal Intermediate Holdings, LLC’s only asset. As such, the consolidated financial statements of American Renal Intermediate Holdings, LLC are identical to the consolidated financial statements of ARH.

The information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 presents the financial position, results of operations and cash flows of the Successor entity. The information for the three months ended March 31, 2010 presents the results of operations and cash flows of the Predecessor entity. The consolidating information may not necessarily be indicative of the financial position, results of operations or cash flows had ARH, Guarantors and Non-Guarantors operated as independent entities.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet—March 31, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(802)	$15,700	$—	$14,898
Accounts receivable	—	280	58,351	—	58,631
Inventories	—	18	1,911	—	1,929
Prepaid expenses and other current assets	1,040	15,435	4,238	(14,947)	5,766
Deferred tax assets	9,138	—	—	—	9,138

Total current assets	10,178	14,931	80,200	(14,947)	90,362
Property and equipment, net	—	2,463	62,695	—	65,158
Deferred financing costs, net	4,749	—	75	—	4,824
Intangible assets	—	26,131	11,457	—	37,588
Other long-term assets	—	18,631	1,476	(18,570)	1,537
Receivables from subsidiaries	—	25,947	—	(25,947)	—
Investment in subsidiaries	45,535	—	—	(45,535)	—
Goodwill	383,505	—	1,536	116,749	501,790

Total assets	$443,967	$88,103	$157,439	$11,750	$701,259

Liabilities and Equity
Current liabilities	$5,083	$8,735	$86,445	$(40,864)	$59,399
Long-term debt, less current portion	242,830	—	21,003	(18,570)	245,263
Capital lease obligations, less current portion	—	—	150	—	150
Other long-term liabilities	—	245	2,738	—	2,983
Deferred tax liabilities	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	450	(164,337)	207,877	43,990
Total American Renal Holdings Inc. equity	182,247	78,673	58,498	(136,693)	182,725
Noncontrolling interests not subject to put provisions	—	—	152,942	—	152,942

Total equity	182,247	78,673	211,440	(136,693)	335,667

Total liabilities and equity	$443,967	$88,103	$157,439	$11,750	$701,259

Condensed Consolidating Balance Sheet—December 31, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(1,781)	$20,020	$—	$18,239
Accounts receivable	—	265	51,166	—	51,431
Inventories	—	23	2,308	—	2,331
Prepaid expenses and other current assets	1,458	14,459	4,761	(14,371)	6,307
Deferred tax assets	9,138	—	—	—	9,138

Total current assets	10,596	12,966	78,255	(14,371)	87,446
Property and equipment, net	—	1,973	60,769	—	62,742
Deferred financing costs, net	4,932	—	41	—	4,973
Intangible assets, net	—	26,442	12,069	—	38,511
Other long-term assets	—	22,273	1,532	(22,213)	1,592
Receivables from subsidiaries	—	17,344	—	(17,344)	—

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Investment in subsidiaries	45,505	—	—	(45,505)	—
Goodwill	379,144	—	1,536	121,110	501,790

Total assets	$440,177	$80,998	$154,202	$21,677	$697,054

Liabilities and Equity
Current liabilities	$5,083	$5,495	$80,256	$(31,684)	$59,150
Long-term debt, less current portion	242,578	464	24,764	(22,212)	245,594
Capital lease obligations, less current portion	—	—	162	—	162
Other long-term liabilities	—	277	2,604	—	2,881
Deferred tax liability	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	450	(147,074)	190,860	44,236
Total American Renal Holdings Inc. equity	178,709	74,312	40,850	(115,287)	178,584
Noncontrolling interests not subject to put provisions	—	—	152,640	—	152,640

Total equity	178,709	74,312	193,490	(115,287)	331,224

Total liabilities and equity	$440,177	$80,998	$154,202	$21,677	$697,054

Condensed Consolidating Statement of Income—Three Months Ended March 31, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$298	$84,370	$—	$84,668
Total operating expenses	36	4,072	66,209	—	70,317

Operating (loss) income	(36)	(3,774)	18,161	—	14,351
Interest expense, net	(4,718)	(8)	(1,024)	—	(5,750)

Income (loss) before taxes	(4,754)	(3,782)	17,137	—	8,601
Income tax expense	326	—	92	—	418

Net (loss) income before earnings in subsidiaries	(5,080)	(3,782)	17,045	—	8,183
Equity earnings in subsidiaries	5,714	9,496	—	(15,210)	—

Net income	634	5,714	17,045	(15,210)	8,183
Less: Net income attributable to noncontrolling interests	—	—	—	(7,549)	(7,549)

Net income attributable to American Renal Holdings Inc.	$634	$5,714	$17,045	$(22,759)	$634

Condensed Consolidating Statement of Income—Three Months Ended March 31, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$405	$71,227	$—	$71,632
Total operating expenses	1,766	824	55,924	—	58,514

Operating (loss) income	(1,766)	(419)	15,303	—	13,118
Interest expense, net	(2,901)	(9)	(1,320)	—	(4,230)

Income (loss) before taxes	(4,667)	(428)	13,983	—	8,888
Income tax expense	2,219	—	183	—	2,402

Net (loss) income before earnings in subsidiaries	(6,886)	(428)	13,800	—	6,486
Equity earnings in subsidiaries	7,130	7,558	—	(14,688)	—

Net income	244	7,130	13,800	(14,688)	6,486

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements - (Continued)

March 31, 2011

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Less: Net income attributable to noncontrolling interests	—	—	—	(6,242)	(6,242)

Net income attributable to American Renal Holdings Inc.	$244	$7,130	$13,800	$(20,930)	$244

Condensed Consolidating Statement of Cash Flows—Three Months Ended March 31, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income	$634	$5,714	$17,045	$(15,210)	$8,183
Change in operating assets and liabilities and noncash items included in net income	3,764	5,852	5,594	(11,718)	3,492

Net cash provided by operating activities	4,398	11,566	22,639	(26,928)	11,675

Investing Activities
Purchases of property and equipment	—	(627)	(5,259)	—	(5,886)
Other	—	(8,603)	(1,409)	8,603	(1,409)

Net cash used in investing activities	—	(9,230)	(6,668)	8,603	(7,295)

Financing Activities
Payments on long-term debt obligations	56	(5)	(3,921)	3,115	(755)
Other	(4,454)	(1,352)	(16,370)	15,210	(6,966)

Net cash used in financing activities	(4,398)	(1,357)	(20,291)	18,325	(7,721)

Net increase (decrease) in cash	—	979	(4,320)	—	(3,341)
Cash, at beginning of year	—	(1,781)	20,020	—	18,239

Cash, at end of period	$—	$(802)	$15,700	$—	$14,898

Condensed Consolidating Statement of Cash Flows—Three Months Ended March 31, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income	$244	$7,130	$13,800	$(14,688)	$6,486
Change in operating assets and liabilities and noncash items included in net income	3,027	(2,020)	3,531	(105)	4,433

Net cash provided by operating activities	3,271	5,110	17,331	(14,793)	10,919

Investing Activities
Purchases of property and equipment	—	(102)	(2,581)	—	(2,683)
Cash paid for acquisitions	—	—	(183)	—	(183)
Other	—	(1,001)	—	1,001	—

Net cash used in investing activities	—	(1,103)	(2,764)	1,001	(2,866)

Financing Activities
Payments on long-term debt obligations	—	(1,195)	(1,959)	(896)	(4,050)
Other	(3,271)	(5,535)	(13,005)	14,688	(7,123)

Net cash used in financing activities	(3,271)	(6,730)	(14,964)	13,792	(11,173)

Net decrease in cash	—	(2,723)	(397)	—	(3,120)
Cash, at beginning of year	—	11,423	17,756	—	29,179

Cash, at end of period	$—	$8,700	$17,359	$—	$26,059

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Merger and Presentation

On March 22, 2010, ARH entered into the Merger Agreement with American Renal Associates Holdings, Inc. (formerly C.P. Atlas Holdings, Inc. (the “Parent”)), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims.

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

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of March 31, 2011, we owned and operated 97 dialysis clinics treating more than 6,800 patients in 18 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of clinics are currently included in our consolidated financial statements.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 73 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,	Years Ended December 31,
	2011	2010	2009	2008
De novo clinics (1)	4	8	7	12
Acquired clinics (2)	—	3	3	—

Total new clinics	4	11	10	12

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

Effect of the Transactions

In connection with the Transactions we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “New Revolving Credit Facility”). As of March 31, 2011, we had $256.6 million aggregate principal amount of indebtedness outstanding including approximately $6.6 million of third-party debt owed by our clinic subsidiaries. We estimate this additional indebtedness will result in annualized interest expense, including amortization of deferred financing costs and discounts, of approximately $23.0 million which is significantly higher than our historical annual interest expense and which may result in lower net income in future periods.

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

Results of Operations

The following table presents our operating results for the periods indicated, expressed both in dollars and as a percentage of net operating revenues. Historical results for the successor period during the three months ended March 31, 2011 are compared and discussed in relation to the historical predecessor results during the three months ended March 31, 2010.

Successor Three Months Ended March 31, 2011 as compared with the Predecessor Three Months Ended March 31, 2010

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Change	Percent Change
Statement of Income Data:
Net operating revenues	$84,668	$71,632	$13,036	18.2%
Operating expenses:
Patient care costs	54,280	46,412	7,868	17.0
General and administrative expense	10,388	6,098	4,290	70.4
Merger and related expenses	36	1,766	(1,730)	(98.0)
Depreciation and amortization	4,349	3,092	1,257	40.7
Provision for uncollectible accounts	1,264	1,146	118	10.3

Total operating expenses	70,317	58,514	11,803	20.2

Operating income	14,351	13,118	1,233	9.4
Interest expense, net	(5,750)	(4,230)	(1,520)	35.9

Income before income taxes	8,601	8,888	(287)	(3.2)
Income tax expense	418	2,402	1,984	(82.6)

Net income	8,183	6,486	1,697	26.2
Less: Net income attributable to noncontrolling interests	(7,549)	(6,242)	(1,307)	20.9

Net income attributable to ARH	$634	$244	$390	159.8%

Net Operating Revenues

Net operating revenues for the three months ended March 31, 2011 were $84.7 million, an increase of 18.2% from $71.6 million for the three months ended March 31, 2010. The increase in net operating revenues was primarily due to an increase of approximately 19.8% in the number of dialysis treatments, but was partially offset by a 1.0% decrease in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the three months ended March 31, 2011 were $348, compared with $353 for the three months ended March 31, 2010. The decrease in revenues per treatment was primarily due to a change in our commercial payor mix resulting from the relatively high rates of unemployment in the current economic climate. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net operating revenues (in thousands)	$84,668	$71,632
Net operating revenues per treatment	$348	$353

The number of treatments that we performed during the three months ended March 31, 2011 increased by approximately 19.8% over the number of treatments that we performed during the three months ended March 31, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended March 31,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	8.3%	12.6%
De novo clinics opened (2)	6.0%	3.7%

Non-acquired treatment growth	14.3%	16.3%
Clinics acquired (3)	5.5%	3.6%

Total treatment growth	19.8%	19.9%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

Our net operating revenues per treatment are principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients, the mix and amount of physician-prescribed pharmaceuticals, and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Three Months Ended March 31,
	2011	2010
Source of revenues:
Government-based programs and other	59.4%	57.9%
Commercial payors	40.6%	42.1%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	87.0%	86.7%
Commercial payors	13.0%	13.3%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the three months ended March 31, 2011 were $54.3 million, an increase of 17.0% from $46.4 million in the three months ended March 31, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 64.1% for the three months ended March 31, 2011 compared to 64.8% for the three months ended March 31, 2010. Patient care costs per treatment for the three months ended March 31,

2011 were $223, compared to $229 for the three months ended March 31, 2010. The decrease in patient care costs per treatment is primarily due to a decrease in ancillary expenses per treatment.

General and administrative expenses General and administrative expenses for the three months ended March 31, 2011 were $10.4 million, an increase of 70.4% from $6.1 million in the three months ended March 31, 2010. The increase is primarily attributable to $2.2 million in increased stock-based compensation, $1.0 million in increased charitable contributions and $0.7 million in increased personnel expense. As a percentage of net operating revenues, general and administrative costs were approximately 12.3% for the three months ended March 31, 2011 compared to 8.5% for the three months ended March 31, 2010. General and administrative costs per treatment for the three months ended March 31, 2011 were $43, compared to $30 for the three months ended March 31, 2010.

Depreciation and amortization Depreciation and amortization expense represents expense attributable to our clinics’ equipment and leasehold improvements and amortization of intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ useful lives. Depreciation and amortization expense for the three months ended March 31, 2011 was $4.3 million, an increase of 40.7% from $3.1 million in the three months ended March 31, 2010 primarily related to intangible assets acquired as part of the Merger. As a percentage of operating revenues, depreciation and amortization expense was approximately 5.1% for the three months ended March 31, 2010 compared to 4.3% for the three months ended March 31, 2010.

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended March 31, 2011 was $1.3 million, a increase of 10.3% from $1.1 million during the three months ended March 31, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 62 days of revenues as of March 31, 2011 and approximately 60 days of revenues as of March 31, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Interest expense, net for the three months ended March 31, 2011 was $5.8 million, an increase of 35.9% from $4.2 million in the three months ended March 31, 2010, primarily related to interest related to the Senior Secured Notes.

Income Tax Expense The provision for income taxes for the three months ended March 31, 2011 represented an effective annualized tax rate of 4.9% compared with 27.0% in 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended March 31, 2010 is primarily due to nondeductible Series X dividends and discount amortization accumulated during the predecessor period, state taxes and the tax impact of the noncontrolling interest.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended March 31, 2011 was $7.5 million, an increase of 20.9% from $6.2 million in the three months ended March 31, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 25% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Source / (Use)
Net income	$8,183	$6,486
Depreciation and amortization	4,349	3,092
Non-cash and non-operating items	3,460	2,580
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(7,201)	(2,060)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Inventories	402	664
Other assets	179	92
Accounts payable and accrued expenses	1,857	355
Other liabilities	446	(290)

Net cash provided by operating activities	$11,675	$10,919

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income offset by an increase in accounts receivable. In the successor period, other non-cash and non-operating items are primarily stock-based compensation expense. In the predecessor period, other non-cash and non-operating items are primarily non-cash Series X preferred stock interest expense.

Cash Flows from Investing Activities:

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Source / (Use)
Purchases of property and equipment	$(5,886)	$(2,683)
Cash paid for acquisitions	(1,409)	(183)

Net cash used in investing activities	$(7,295)	$(2,866)

The increase in our cash used in investing activities is due to an increase in purchases of property and equipment due to an increase in the number of denovo clinics as compared to the predecessor period and to payments made in connection with clinics acquired in 2010.

Cash Flows from Financing Activities:

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Source / (Use)
Payments on long-term debt	$(755)	$(4,050)
Distributions to noncontrolling interests	(7,800)	(6,687)
Other	834)	(436)

Net cash used in financing activities	$(7,721)	$(11,173)

The decrease in our cash used by financing activities is primarily due to the payoff of a majority of our clinic level debt with the Merger in May 2010 which was financed primarily through the Senior Secured Notes, which do not require any principal payments until their maturity in May 2018.

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

We believe our cash flows from operations, combined with availability under our New Revolving Credit Facility, provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under the New Revolving Credit

Facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

As of March 31, 2011 we have outstanding $256.6 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under our New Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility).

Our liquidity requirements will be significant, primarily due to debt service requirements in connection with the Transactions. In addition, we pay Centerbridge a yearly advisory services fee of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the amount of the previous fiscal year’s advisory fee and (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt. Our cash and cash equivalent balances were the following for each period:

	March 31, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents at issuer and guarantor subsidiaries	$(802)	$(1,781)
Cash and cash equivalents at non-guarantor subsidiaries	15,700	20,020

Consolidated cash and cash equivalents	$14,898	$18,239

At March 31, 2011, our subsidiary level long-term debt, on an aggregated basis, consisted of term loans, lines of credit and mortgages totaling $6.6 million with maturities ranging from December 2011 to February 2015 and interest rates ranging from 1.80% to 8.67%.

Senior Secured Notes

In connection with the Transactions, we issued $250.0 million of Senior Secured Notes (the notes) at an offering price of 99.28%. The notes are secured, subject to certain exceptions, by (i) all of the our capital stock and (ii) substantially all of our assets of our wholly owned subsidiary guarantors. The notes are guaranteed by the our direct parent, American Renal Holding Intermediate Company, LLC and all of our existing and future wholly owned domestic subsidiaries. The notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum, commencing November 15, 2010.

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

New Revolving Credit Facility

In connection with the Transactions, we entered into a $25.0 million senior secured revolving credit facility (the New Revolving Credit Facility). As of March 31, 2011, there were no borrowings outstanding under the New Revolving Credit Facility. The New Revolving Credit Facility expires on May 7, 2015. Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

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

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2011	2010
	Successor	Predecessor
Net income	$8,183	$6,486
Interest expense	5,750	4,230
Income tax expense	418	2,402
Depreciation and amortization	4,349	3,092
Stock-based compensation	2,968	165
Merger and transaction-related expenses	36	1,766
Management fee	171	—
Specified legal costs	—	40

Adjusted EBITDA (including noncontrolling interests)	$21,875	$18,181
Less: Net income attributable to noncontrolling interests	(7,549)	(6,242)

Adjusted EBITDA	$14,326	$11,939

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

The breach of these covenants could result in a default under the New Revolving Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of March 31, 2011, we are in compliance with our covenants.

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

Last Twelve Months Ended March 31, 2011
Net loss attributable to American Renal Holdings Inc.	$(12,056)
Interest expense, net (1)	22,058
Benefit for income taxes	(1,980)
Depreciation and amortization	16,432
Stock-based compensation	7,425
Transaction expenses (2)	21,431
Specified legal costs (3)	8
Management Fee (4)	626

Adjusted EBITDA (6)	$53,944
Net income attributable to noncontrolling interests with clinic-level debt (5)	3,628

Consolidated EBITDA (6)	$57,572

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents adjustments for certain legal costs as a specified exclusion.
(4)	Represents management fees payable to Centerbridge.
(5)	Reflects net income attributable to noncontrolling interests at those clinics with $6.6 million of third-party debt as of March 31, 2011. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(6)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, initial public offering transaction expenses and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of March 31, 2011:

Scheduled payments under contractual obligations (in thousands)	Total	2011 & 2012	2013 & 2014	2015	After 2015
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$6,572	$5,014	$1,558	$—	$—
Senior Secured Notes (1)	250,000	—	—	—	250,000
Operating leases (2)	65,546	16,268	15,918	6,824	26,536
Interest payments (3)	154,727	42,159	41,903	20,938	49,727

Total	$476,845	$63,441	$59,379	$27,762	$326,263

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15, commencing November 15, 2010. As of March 31, 2011, accrued interest totals approximately $7.8 million.
(2)	Net of estimated sublease proceeds of $1.0 million per year from 2011 to 2015 and $7.2 million thereafter.
(3)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See Note C—Noncontrolling Interests Subject to Put Provisions in the Notes to Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements to contain put provisions.

Since our inception, $16.6 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.6 million of these puts have been exercised. The following is a summary of the estimated cash obligations in each of the specified years under all time-based puts existing as of March 31, 2011 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2011 are exercised on April 1, 2011 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

Year	Amount Exercisable
2011	$10,371
2012	10,057
2013	10,074
2014	2,700
2015	498
Thereafter	1,789

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on our financial condition, results of operations or cash flows.

Effective January 1, 2011, we adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. We believe that these accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our New Revolving Credit Facility contains multiple interest rate options which allow us to choose between a U.S. prime rate based interest rate or a London Interbank Offered Rate based interest rate. As of March 31, 2011, there were no borrowings under our New Revolving Credit Facility. If we were to draw on it, then we would be subject to changes in interest rates. As of March 31, 2011 we did not maintain any interest rate swap agreements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-Q.

There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Investors should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q as well as in Part 1 Item 1A of our Annual Report on Form 10-K.

Risks Relating to Our Business

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For the three months ended March 31, 2011, we derived approximately 41% of our net operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

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

We derived approximately 2% of our revenues for the three months ended March 31, 2011, from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively impacted to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which became effective in February 2011 which materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. The new VA payment methodology has had a significant negative impact on our net operating revenues and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to VA patients.

During the three months ended March 31, 2011, we derived approximately 58% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid. Prior to January 2011, the Medicare ESRD program paid us for dialysis treatment services at a single composite rate for each dialysis treatment, adjusted based upon geography and individual patient characteristics. The composite rate included the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. This Medicare ESRD program did not provide for regular percentage increases in the composite rate. Accordingly, the amounts by which we were reimbursed for our services were not adjusted to keep pace with inflation, even if our operating costs, which include labor and supply costs, increased.

Other services and pharmaceuticals, vitamin D analogs, and iron supplements, were separately billed. These separately-billable pharmaceuticals include erythropoietin (“EPO”), a pharmaceutical used to treat anemia, a common complication associated with ESRD.

Beginning in January 2011, Medicare ESRD payments are made under a bundled payment rate which provides for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the previous methodology. Further the bundled payment system requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards however, to the extent our facilities do not fully meet the established benchmarks, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or the new bundled payment.

Federal or state healthcare reform laws could adversely affect our operating results and financial condition.

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act that modified the newly enacted Patient Protection and Affordable Care Act, commonly referred to as the Health Care Reform Act. This culmination of a year-long legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to dialysis services, is unknown.

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the health care reform bill in their respective states. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals increase the number of insured persons by expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payors. As a result, commercial payors may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are pending in various courts, including four United States Courts of Appeals.

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

•

false claims prohibitions for healthcare reimbursement programs and other fraud and abuse laws and regulations, including amendments to the federal False Claims Act in 2009 and a provision in the Health Care Reform Act extending the federal False Claims Act to include, under certain circumstances, claims based on violations of the federal anti-kickback law;

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

In addition, CMS has increased the frequency and intensity of its certification inspections of dialysis clinics. State and federal governments have increased enforcement efforts and discussions related to proposed federal and state healthcare reform raise the possibility of significantly increased funding for enforcement of anti-fraud, physician self-referral, and false claims laws against healthcare providers. We may be especially susceptible to state law regulation risks in states where we have large concentrations of business and in states in which we establish new JVs but in which we may be unfamiliar with the regulatory requirements. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO. To the extent that any of this documentation is found insufficient, we may be required to refund any amounts received from this administration by government or commercial payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews. Medicare Administrative Contractors are now active in many, but not all, states and are responsible for performing the functions previously performed by fiscal intermediaries. Medicare has established a network of privately contracted auditors, called Recovery Audit Contractors, or RACs, which will conduct post-payment reviews to identify improper payments made by Medicare to providers. Each of the four RACs has been assigned to one of the four regional jurisdictions covering the United States. RACs are to be paid on a contingency basis for all overpayments identified and recovered. If any of these enforcement actions or payment reviews identifies non-compliance or overpayments by us, they could adversely affect our operating results and financial condition.

The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from these requirements may result in government audits, lower reimbursements, recoupments or voluntary repayments, and the potential loss of certification. Further, if any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

•	suspension or termination, through exclusion or otherwise, of our participation in government payment programs;

•	refunds to the government and third-party payors of amounts received in violation of law or applicable payment program requirements;

•	loss of required government certifications or exclusion from government payment programs;

•	loss of licenses required to operate healthcare clinics in some of the states in which we operate;

•	reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;

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

In addition, the Office of Inspector General within the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. If such enforcement initiatives are undertaken or if we become subject to any federal or state audits or investigations we are unable to predict the impact such actions would have on our business, financial position or results of operations. See “Business—Government Regulation.”

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

We believe that our relationships with our nephrologist partners, which includes our medical directors, meet most but not all of the elements of one of the safe harbors to the federal anti-kickback statute and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor are not prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services has indicated a concern about joint venture arrangements between physicians and other healthcare providers that may benefit from referrals of patients by those physicians or other business generated between the parties. Accordingly, there is some risk that the OIG or another government agency might investigate our JV arrangements and medical director contracts. In addition, if physician self-referral laws were to be interpreted differently than they currently are, we may be found to be in violation of such laws. If our arrangements with our medical directors were investigated and determined to violate the federal anti-kickback statute or analogous state laws, we could be required to restructure these relationships. We could also be subjected to severe monetary consequences that could adversely affect our operating results and financial condition, including, but not limited to, the repayment of amounts received from Medicare by the offending clinics and the payment of penalties.

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

Changes in clinical practices relating to EPO, the use and marketing of alternatives to EPO and fluctuation in prices for EPO and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients.

Changes in clinical practices that result in decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could adversely affect our operating results and financial condition. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing on the issue of the utilization of erythropoiesis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, the CMS Medical Evidence Development & Coverage Committee (“MEDCAC”) met to examine currently available evidence on the use of erythropoiesis stimulating agents (“ESAs”), including EPO. MEDCAC is an independent body established to provide guidance and expert advice to CMS on clinical issues. At the meeting, evidence was presented from current and recently completed clinical studies regarding the effectiveness of use of ESAs to manage anemia in patients who have chronic kidney disease. No policy determinations or recommendations concerning the manner in which ESAs, such as EPO, are covered or reimbursed under Medicare were made at the meeting, although MEDCAC is empowered to submit future recommendations to CMS following its review of the available evidence. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and government payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization or reimbursement for EPO and other pharmaceuticals could have a material adverse effect on our revenues, earnings and cash flows.

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

The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including borrowings under the New Revolving Credit Facility and the payments of the notes being exchanged hereby. As a result of the exercise of these rights by nephrologist partners, we may also lose the JV ownership structure in some of our clinics. As of March 31, 2011, we have recorded liabilities of approximately $35 million for all existing time-based obligations and approximately $9 million for all existing event-based obligations to our nephrologist partners, which amounts reflect our estimation of fair market value as of March 31, 2011.

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

We are highly dependent on our senior management. Although we have employment agreements with our Chairman, Chief Executive Officer, President and Chief Operating Officer, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient members of qualified management or other personnel could have a material adverse effect on us.

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

The Sarbanes-Oxley Act of 2002 also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements, and have management review the effectiveness of those controls on an annual basis (and, in certain cases, have the independent auditor attest to the effectiveness of such internal controls). We are required comply with these requirements, and therefore may not have comparable procedures in place as compared to public companies.

We will, to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, be required to annually complete an evaluation of our internal controls over financial reporting beginning in 2011. Because we are currently in the process of evaluating our internal controls, we cannot predict the outcome of this testing and our internal controls over financial reporting may not be effective. If our internal controls are ineffective, our financial results could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with these evaluations.

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

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1*	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp.

3.1*	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended.

3.2*	American Renal Associates Inc. By-Laws.

3.3*	Certificate of Formation of C.P. Atlas Intermediate Holdings, LLC (now named American Renal Holdings Intermediate Company, LLC), as amended.

3.4*	Limited Liability Company Agreement of American Renal Holdings Intermediate Company, LLC.

3.5*	Certificate of Formation of American Renal Associates LLC.

3.6*	Limited Liability Company Agreement of American Renal Associates LLC.

3.7*	Certificate of Formation of Texas-ARA LLC.

3.8*	Texas-ARA LLC Operating Agreement.

3.9*	Certificate of Formation of JKC Holding LLC.

3.10*	JKC Holding LLC Operating Agreement.

3.11*	Certificate of Formation of ARA-Rhode Island Dialysis II LLC.

3.12*	ARA-Rhode Island Dialysis II LLC Operating Agreement.

3.13*	Certificate of Formation of ARA-Ohio Holdings LLC.

3.14*	ARA-Ohio Holding LLC Operating Agreement.

3.15*	Certificate of Formation of ARA-Boca Raton Holding LLC.

3.16*	ARA-Boca Raton Holding LLC Operating Agreement.

3.17*	Certificate of Formation of American Renal Management LLC.

3.18*	American Renal Management LLC Operating Agreement.

3.19*	Certificate of Formation of AKC Holding LLC

3.20*	AKC Holding LLC Operating Agreement.

3.21*	Certificate of Formation of Acute Dialysis Services-ARA LLC.

3.22*	Acute Dialysis Services-ARA LLC Operation Agreement.

3.23*	Certificate of Limited Partnership of American Renal Texas L.P.

3.24*	American Renal Texas L.P. Agreement of Limited Partnership.

3.25*	Certificate of Limited Partnership of American Renal Texas II, L.P.

3.26*	American Renal Texas II, L.P. Agreement of Limited Partnership

3.27*	Form of Joint Venture Operating Agreement

3.28*	Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated March 18, 2010.

3.29*	Amended and Restated Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated May 5, 2010.

3.30*	Certificate of Amendment to the Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated February 24, 2011.

3.31*	Certificate of Amendment to the Certificate of Incorporation of American Renal Holdings Company, Inc. dated March 8, 2011.

10.18	First Amendment to Employment Agreement dated as of April 21, 2011, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL HOLDINGS INC.
(Registrant)

/s/ JONATHAN WILCOX
Name:	Jonathan L. Wilcox
Title:	Chief Financial Officer

May 13, 2011
(Date)

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1*	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp.

3.1*	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended.

3.2*	American Renal Associates Inc. By-Laws.

3.3*	Certificate of Formation of C.P. Atlas Intermediate Holdings, LLC (now named American Renal Holdings Intermediate Company, LLC), as amended.

3.4*	Limited Liability Company Agreement of American Renal Holdings Intermediate Company, LLC.

3.5*	Certificate of Formation of American Renal Associates LLC.

3.6*	Limited Liability Company Agreement of American Renal Associates LLC.

3.7*	Certificate of Formation of Texas-ARA LLC.

3.8*	Texas-ARA LLC Operating Agreement.

3.9*	Certificate of Formation of JKC Holding LLC.

3.10*	JKC Holding LLC Operating Agreement.

3.11*	Certificate of Formation of ARA-Rhode Island Dialysis II LLC.

3.12*	ARA-Rhode Island Dialysis II LLC Operating Agreement.

3.13*	Certificate of Formation of ARA-Ohio Holdings LLC.

3.14*	ARA-Ohio Holding LLC Operating Agreement.

3.15*	Certificate of Formation of ARA-Boca Raton Holding LLC.

3.16*	ARA-Boca Raton Holding LLC Operating Agreement.

3.17*	Certificate of Formation of American Renal Management LLC.

3.18*	American Renal Management LLC Operating Agreement.

3.19*	Certificate of Formation of AKC Holding LLC

3.20*	AKC Holding LLC Operating Agreement.

3.21*	Certificate of Formation of Acute Dialysis Services-ARA LLC.

3.22*	Acute Dialysis Services-ARA LLC Operation Agreement.

3.23*	Certificate of Limited Partnership of American Renal Texas L.P.

3.24*	American Renal Texas L.P. Agreement of Limited Partnership.

3.25*	Certificate of Limited Partnership of American Renal Texas II, L.P.

3.26*	American Renal Texas II, L.P. Agreement of Limited Partnership

3.27*	Form of Joint Venture Operating Agreement

3.28*	Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated March 18, 2010.

3.29*	Amended and Restated Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated May 5, 2010.

3.30*	Certificate of Amendment to the Certificate of Incorporation of C.P. Atlas Holdings, Inc. dated February 24, 2011.

3.31*	Certificate of Amendment to the Certificate of Incorporation of American Renal Holdings Company, Inc. dated March 8, 2011.

10.18	First Amendment to Employment Agreement dated as of April 21, 2011, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.