Form 10-Q
period 2011-06-30
American Renal Holdings Inc.
filed 2011-08-12
CIK 1504735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 8, 2011, there were outstanding 8,860,501 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., the indirect parent of American Renal Holdings Inc., none of which were publicly traded.

INDEX

		PAGE
PARTI. Financial Information

Item 1.	Financial Statements:
	Unaudited Consolidated Balance Sheets as of June 30, 2011 (successor) and December 31, 2010 (successor)	1
	Unaudited Consolidated Statement of Operations for the three months ended June 30, 2011 (successor) and for the period April 1, 2010 through May 7, 2010 (predecessor) and for the period May 8, 2010 through June 30, 2010 (successor)	2
	Unaudited Consolidated Statement of Operations for the six months ended June 30, 2011 (successor) and for the period January 1, 2010 through May 7, 2010 (predecessor) and for the period May 8, 2010 through June 30, 2010 (successor)	3
	Unaudited Consolidated Statements of Changes in Equity (Deficit) for the successor periods for the six months ended June 30, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor period from January 1, 2010 through May 7, 2010	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (successor) and from May 8, 2010 through June 30, 2010 (successor) and for the period from January 1, 2010 through May 7, 2010 (predecessor)	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II. Other Information

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 6.	Exhibits	53

SIGNATURES		57

EXHIBIT INDEX

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	Successor
	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,398	$18,239
Accounts receivable, less allowance for doubtful accounts of $3,959 and $1,498 at June 30, 2011 and December 31, 2010, respectively	56,421	51,431
Inventories	5,207	2,331
Prepaid expenses and other current assets	4,147	4,849
Income tax receivable	4,974	1,458
Deferred tax assets	9,138	9,138

Total current assets	99,285	87,446
Property and equipment, net	64,580	62,742
Deferred financing costs, net	4,711	4,973
Intangible assets, net	36,655	38,511
Other long-term assets	1,557	1,592
Goodwill	501,790	501,790

Total assets	$708,578	$697,054

Liabilities and Equity
Current liabilities:
Accounts payable	$19,910	$21,401
Accrued compensation and benefits	11,193	8,909
Accrued expenses and other current liabilities	21,653	19,613
Amount due to sellers	2,901	5,083
Current portion of long-term debt	4,187	4,096
Current portion of capital lease obligations	49	48

Total current liabilities	59,893	59,150
Long-term debt, less current portion	247,637	245,594
Capital lease obligations, less current portion	137	162
Other long-term liabilities	2,780	2,881
Deferred tax liabilities	13,807	13,807
Commitments and contingencies (Note H)
Noncontrolling interests subject to put provisions	44,602	44,236
Equity:
Common stock, no par value, 1,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	191,136	188,347
Accumulated deficit	(5,547)	(9,763)

Total American Renal Holdings Inc. equity	185,589	178,584
Noncontrolling interests not subject to put provisions	154,133	152,640

Total equity	339,722	331,224

Total liabilities and equity	$708,578	$697,054

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Successor	Successor	Predecessor
	Three Months Ended June 30, 2011	May 8, 2010 through June 30, 2010	April 1, 2010 through May 7, 2010
Net operating revenues	$89,641	$43,602	$30,462
Operating expenses:
Patient care costs	53,295	29,014	19,630
General and administrative	9,329	6,990	3,918
Merger and transaction-related costs	186	14,687	5,612
Depreciation and amortization	4,364	2,349	1,337
Provision for (recoveries of) uncollectible accounts	1,110	650	(1,480)

Total operating expenses	68,284	53,690	29,017

Operating income (loss)	21,357	(10,088)	1,445
Interest expense, net	(5,828)	(3,320)	(1,487)

Income (loss) before income taxes	15,529	(13,408)	(42)
Income tax expense (benefit)	2,360	(1,626)	(138)

Net income (loss)	13,169	(11,782)	96
Less: Net income attributable to noncontrolling interests	(9,587)	(4,042)	(3,024)

Net income (loss) attributable to American Renal Holdings Inc.	$3,582	$(15,824)	$(2,928)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2011	May 8, 2010 through June 30, 2010	January 1, 2010 through May 7, 2010
Net operating revenues	$174,309	$43,602	$102,094
Operating expenses:
Patient care costs	107,575	29,014	66,042
General and administrative	19,717	6,990	10,016
Merger and transaction-related costs	222	14,687	7,378
Depreciation and amortization	8,713	2,349	4,429
Provision for (recoveries of) uncollectible accounts	2,374	650	(334)

Total operating expenses	138,601	53,690	87,531

Operating income (loss)	35,708	(10,088)	14,563
Interest expense, net	(11,578)	(3,320)	(5,717)

Income (loss) before income taxes	24,130	(13,408)	8,846
Income tax expense (benefit)	2,778	(1,626)	2,264

Net income (loss)	21,352	(11,782)	6,582
Less: Net income attributable to noncontrolling interests	(17,136)	(4,042)	(9,266)

Net income (loss) attributable to American Renal Holdings Inc.	$4,216	$(15,824)	$(2,684)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	$(735)	246,900	$(1,065)	$23,704	$(97,784)	$(75,869)	$16,057
Net income (loss)	1,942	—	—	—	—	—	—	—	—	—	—	(2,684)	(2,684)	7,324
Issuance of common stock	—	—	—	—	—	328,490	—	—	—	—	7	—	7
Adjustment for tax benefits from stock awards exercised	—	—	—	—	—	—	—	—	—	—	9,140	—	9,140
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	219
Distributions to noncontrolling interests	(2,487)	—	—	—	—	—	—	—	—	—	—	—	—	(8,907)
Contributions from noncontrolling interests	128	—	—	—	—	—	—	—	—	—	—	—	—	422
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	98
Sales of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)	626
Purchases of noncontrolling interests	(1,183)	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in fair value of noncontrolling interests	6,668	—	—	—	—	—	—	—	—	—	(6,668)	—	(6,668)	—

Balance at May 7, 2010 (unaudited)	$43,499	7,300,000	$7	2,675,000	$3	1,658,740	$1	$(735)	246,900	$(1,065)	$26,152	$(100,468)	$(76,105)	$15,620

See the accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Successor Entity Acquisition transaction	—	(7,300,000)	(7)	(2,675,000)	(3)	(1,658,740)	(1)	735	(246,900)	1,065	(26,152)	100,468	76,105	139,900

Successor Entity Opening Balances	$43,499	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$155,520
Capital contribution	—	—	—	—	—	1,000	—	—	—	—	186,433	—	186,433	—
Net income (loss)	4,478	—	—	—	—	—	—	—	—	—	—	(9,763)	(9,763)	13,966
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	369	—	369
Parent capital costs	—	—	—	—	—	—	—	—	—	—	(137)	—	(137)
Distributions to noncontrolling interests	(4,598)	—	—	—	—	—	—	—	—	—	—	—	—	(14,705)
Contributions from noncontrolling interests	395	—	—	—	—	—	—	—	—	—	—	—	—	1,801
Acquisitions of noncontrolling interests	310	—	—	—	—	—	—	—	—	—	—	—	—	445
Sales of noncontrolling interests	40	—	—	—	—	—	—	—	—	—	251	—	251	—
Purchases of noncontrolling interests	(245)	—	—	—	—	—	—	—	—	—	1,788	—	1,788	(4,387)
Change in fair value of noncontrolling interests	357	—	—	—	—	—	—	—	—	—	(357)	—	(357)	—

Balance at December 31, 2010	$44,236	—	$—	—	$—	1,000	$—	—	$—	$—	$188,347	$(9,763)	$178,584	$152,640
Net income	3,806	—	—	—	—	—	—	—	—	—	—	4,216	4,216	13,330
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,162	—	3,162	—
Distributions to noncontrolling interests	(4,387)	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)
Contributions from noncontrolling interests	44	—	—	—	—	—	—	—	—	—	—	—	—	642
Sales of noncontrolling interests	276	—	—	—	—	—	—	—	—	—	56	—	56	213
Purchases of noncontrolling interests	(48)	—	—	—	—	—	—	—	—	—	(599)	—	(599)	(210)
Reclassification	845	—	—	—	—	—	—	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	(170)	—	—	—	—	—	—	—	—	—	170	—	170	—

Balance at June 30, 2011 (unaudited)	$44,602	—	$—	—	$—	1,000	$—	—	$—	$—	$191,136	$(5,547)	$185,589	$154,133

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2011	May 8, 2010 through June 30, 2010	January 1, 2010 through May 7, 2010
Operating activities
Net income (loss)	$21,352	$(11,782)	$6,582
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,712	2,349	4,429
Amortization of deferred financing costs	785	251	205
Stock-based compensation expense	3,162	3,943	219
Deferred taxes	—	—	1,130
Accrued interest on obligations under Series X preferred stock agreement	—	—	3,137
Gain on nonmonetary exchange	—	—	(114)
Non-cash rent charges	178	76	186
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,990)	2,175	(2,465)
Inventories	(2,876)	364	(6)
Prepaid expenses and other current assets	283	(805)	(1,529)
Other assets	36	(118)	23
Accounts payable	(1,493)	1,516	(855)
Accrued compensation and benefits	2,285	592	754
Accrued expenses and other current liabilities	(2,501)	(5,493)	(6,331)
Other liabilities	2,574	906	(70)

Cash provided by (used in) operating activities	27,507	(6,026)	5,295
Investing activities
Purchases of property and equipment	(8,827)	(2,545)	(4,904)
Cash paid for acquisitions	(1,409)	—	(102)
Cash paid for predecessor entity, net of cash acquired	(2,182)	(244,144)	56

Cash used in investing activities	(12,418)	(246,689)	(4,950)
Financing activities
Payments on long-term debt	(1,556)	(63,684)	(5,391)
Payments on capital lease obligations	(24)	(37)	(249)
Proceeds from issuance of common stock	—	155,591	8
Distributions to noncontrolling interests	(16,024)	(1,918)	(11,394)
Issuance of debt, net of issuance costs	3,300	236,775	—
Payoff of Series X mandatorily redeemable preferred stock	—	(65,196)	—
Contributions from noncontrolling interests	686	259	550
Purchases of noncontrolling interests	(857)	(234)	(1,183)
Proceeds from sales of additional noncontrolling interests	545	—	376

Cash used in financing activities	(13,930)	261,556	(17,283)

Increase in cash and cash equivalents	1,159	8,841	(16,938)
Cash and cash equivalents at beginning of period	18,239	12,241	29,179

Cash and cash equivalents at end of period	$19,398	$21,082	$12,241

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$478	$178	$3,340
Cash paid for interest	10,905	725	2,506
Supplemental Disclosure of Non-Cash Financing Activities
Noncontrolling interest in net assets of acquisitions	—	—	98

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

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

The accompanying consolidated financial statements do not include the accounts and separate financials activities of the Parent, American Renal Associates Holdings, Inc.

The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate base purchase price of $415 million, subject to adjustments for working capital, indebtedness, certain specified liabilities and certain tax savings. The aggregate base purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P. and its affiliates (“Centerbridge”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.” See Note D for a summary of the terms of the Senior Secured Notes.

A reconciliation of the base purchase price to the acquisition-date fair value of consideration is as follows:

Base purchase Price	$415,000
Adjustment for cash and working capital	11,233
Acquisition-related deferred consideration	17,015
Post-combination service compensation	(4,035)

Acquisition-date fair value of consideration	$439,213

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010 and the financial reporting periods are presented as follows:

•	The three and six month periods ended June 30, 2011 reflect the successor period, reflecting the Merger.

•	The three month period ended June 30, 2010 includes the predecessor period of the Company from April 1, 2010 to May 7, 2010 and the successor period from May 8 to June 30, 2010.

•

The six month period ended June 30, 2010 includes the predecessor period of the Company from January 1, 2010 to May 7, 2010 and the successor period, reflecting the Merger, from May 8, 2010 to June 30, 2010. The consolidated financial statements for the predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the successor are not comparable to periods preceding the Merger.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

(dollars in thousands, except per share amounts)

Total fees and expenses related to the Transactions aggregated approximately $28.7 million consisting of $23.4 million of merger and transaction-related costs acquisition costs and $5.3 million of deferred financing costs. Of the $23.4 million, $7.4 million was recognized in the predecessor

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

period and $16.0 million was recognized in the successor period of May 8, 2010 through June 30, 2011.

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

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

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

As a result of the Merger, the Company recorded approximately $501.1 million of goodwill. The components of this goodwill are primarily patient relationships and our assembled work force. The goodwill is not deductible for income tax purposes.

Fair Value of Consideration Transferred

At the closing, the Parent made a cash payment to the former shareholders of the Company equal to the sum of the initial purchase price of $217.9 million plus $1.8 million based on an estimated working capital adjustment and other adjustments in accordance with the Merger Agreement. The final working capital adjustment was settled during the third quarter of fiscal 2010 for an additional payment of $379,000. In addition, at the close, Parent made a cash payment to an escrow agent for $30.0 million. In July 2010, $2.5 million was released and during the six month period ended June 30, 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Company’s stockholders are additionally entitled to certain future tax benefits realized as a result of the Merger. The Company has estimated this amount at $17.0 million for which a liability to the sellers was recognized. As of June 30, 2011, $14.1 million of this liability has been paid. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes.

In connection with the Merger, Parent assumed $16.7 million of liabilities which consisted of $10.1 million of term loans at the Company’s clinics and $6.6 million of Merger-related transaction expenses which Parent settled on behalf of the Company.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

In connection with the Merger, the Company’s stockholders were allowed to receive shares of American Renal Associates Holdings, Inc. in exchange for foregoing cash payments. The fair value of the shares issued in connection with such payments was approximately $24.1 million.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including Note B which discusses principles of consolidation and summary of significant accounting policies. These statements have been prepared in accordance with U.S. GAAP, which require management to make certain estimates and assumptions that affect reported amounts of assets, liabilities and noncontrolling interests and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include revenue recognition (contractual allowances) and the allowance for uncollectible accounts, valuation of goodwill and intangibles, fair value of noncontrolling interests, provision for income taxes and stock-based compensation. Actual results could differ from these estimates and actual results for the three and six month periods ended June 30, 2011 are not necessarily indicative of results for the remainder of 2011 or future periods thereafter.

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

In June 2011, the Financial Accounting Standard Board issued EITF Issue 09-H: “Health Care Entities: Presentation and Disclosure of Net Revenues, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. EITF 09-H is effective for the Company beginning on January 1, 2012. The Company does not expect that adoption of this new standard will have a material effect on our financial position or results of operations.

NOTE B—FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and noncontrolling interests are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

Level 1: Financial instruments with unadjusted, quoted prices listed on active market exchanges.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description for the valuation methodologies used for noncontrolling interests measured at fair value. There were no changes in the methodologies used at June 30, 2011.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Company estimates the fair value of the Senior Secured Notes at $254,375 as of June 30, 2011.

Noncontrolling interests subject to put provisions—See Note C for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,602	$—	$—	$44,602

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,236	$—	$—	$44,236

NOTE C—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value. The obligations are recorded based on an appraisal of estimated fair values. The appraisal estimated the fair value of the noncontrolling interests subject to these put provisions using a discounted cash flow approach and other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate. The amount for which noncontrolling interests may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

As of June 30, 2011 and December 31, 2010, the Company’s potential obligations under these put provisions totaled approximately $31,456 and $35,827, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of June 30, 2011 and December 31, 2010, the Company’s potential additional obligations under these put provisions were approximately $13,146 and $8,409, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE D—LONG-TERM DEBT

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Long-term debt consists of the following:

	Successor
	June 30, 2011	December 31, 2010
Senior secured notes issued May 7, 2010, interest payable semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Term loans, principal payments of $25 and interest at variable monthly rates (1.8% as of June 30, 2011) payable monthly through November 2011, with a balloon payment of $1,500 due December 2011	1,623	1,770
Term loan, principal payments of $9 and interest at variable rates (2.3% as of June 30, 2011) through May 2014, with a balloon payment of $536 due May 2014	840	893
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	6,201	4,072
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	177	207
Lines of credit, variable interest due monthly, converted into term loan January 2011	—	200

	258,841	257,142
Less: discounts and fees, net of accumulated amortization	(7,017)	(7,452)
Less: current maturities	(4,187)	(4,096)

	$247,637	$245,594

Scheduled maturities of long-term debt as of June 30, 2011 are as follows for the periods ending December 31:

2011 (remainder)	$2,942
2012	2,179
2013	1,542
2014	1,213
2015	718
Thereafter	250,247

$258,841

Senior Secured Notes

In connection with the Transactions, the Company issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of our wholly owned subsidiary guarantors. The Notes are guaranteed by the Company’s direct parent, C. P. Atlas Intermediate Holdings, LLC and all of our existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum.

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

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Credit Facility

In connection with the Transactions, the Company entered into a $25.0 million Senior Secured Revolving Credit Facility (the “Credit Facility”). The Credit Facility expires on May 7, 2015. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. The Company is subject to leverage and fixed charge financial covenants under the Credit Facility as set forth below.

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

As of June 30, 2011, there were no borrowings outstanding under the Credit Facility and the Company is in compliance with its covenants.

NOTE E—INCOME TAXES

The income tax expense included in the accompanying consolidated statements of operations principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company’s effective income tax rate for the three and six months ended June 30, 2011 (successor) was 15.2% and 11.5%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

The Company’s effective income tax rate for the period from May 8, 2010 through June 30, 2010 (successor) was (15.9)%. This differs from the statutory federal tax rate primarily due to non-deductible transaction costs.

The Company’s effective income tax rates during the periods from April 1, 2010 through May 7, 2010 (predecessor) was (328.6%) for the period from January 1, 2010 through May 7, 2010 (predecessor) was 25.6%. These effective income tax rates differed from the statutory federal rate of 35% primarily due to non-deductible transaction costs and interest expense, including original issue discount, related to the Series X Preferred Stock.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

NOTE F—STOCK-BASED COMPENSATION

The predecessor entity issued stock options and other stock awards to executive management and employees under its stock-based compensation plans. During the period from January 1, 2010 to May 7, 2010 and the period from April 1, 2010 through May 7, 2010, the predecessor entity recognized $0.2 million and $0.1 million, respectively, of stock-based compensation.

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

In March 2011, the Parent declared and paid a dividend equal to $14.49 per share to holders of the Parent’s common stock. In connection with the dividend, the Company’s Parent also made a dividend equivalent payment of approximately $2.5 million to holders of Rollover Options which was recorded as an expense in the Company’s statement of operations. Additionally, in connection with the dividend, the exercise prices of the outstanding Rollover Options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the stock option which resulted in stock-based compensation expense of approximately $0.3 million.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the modification of these options.

In May 2010, the Parent adopted the C.P. Atlas Holdings, Inc. 2010 Stock Incentive Plan (the 2010 Plan) under which 1,574,782 shares of the Parent’s common stock were reserved for issuance to the Company’s employees, directors and consultants. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the six months ended June 30, 2011, the Company’s Parent granted 43,355 options under the 2010 Plan to the Company’s employees at an exercise price of $6.51 per share, the estimated fair value at such time. During the six months ended June 30, 2011, no 2010 Plan options vested and 11,200 were cancelled. Each option vests as follows: 33% over a five year period, dependent upon continued employment with the Company, and 67% upon a liquidity event resulting in a specified return to the Parent. The Company records stock-based compensation expense only related to the portion of each option attributable to the 33%. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event.

In January 2011, the Parent adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the 2011 Director’s Plan) under which 100,000 shares of the Parent’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the three and six months ended June 30, 2011, the Company’s Parent granted 0 and 16,000 options, respectively, under the 2011 Director’s Plan to members of the Company’s Board of Directors at an exercise price of $6.51 per share, all of which were outstanding as of June 30, 2011 and none of which were vested as of June 30, 2011. Each option vests as follows: 33% over a five year period, dependent upon continued service with the Company, and 67% upon a liquidity event resulting in a specified return to the Parent. The Company records stock-based compensation expense only related to the portion of each option attributable to the 33% service period. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event.

During the three and six months ended June 30, 2011, the Company recorded $0.2 million and $0.4 million, respectively in stock-based compensation expense ($0.1 million and $0.2 million, respectively net of taxes) related to the 2010 Plan and the 2011 Director’s Plan. Unrecognized compensation related to time-based options amounted to approximately $3.4 million at June 30, 2011.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

The weighted-average assumptions used to estimate the fair values of 2010 Plan and the 2011 Director’s Plan stock options granted in 2011 are as follows:

Risk-free interest rates	2.5 - 2.8%
Expected dividend yield	0%
Expected term of option	6.5 years
Expected volatility	39%
Weighted-average grant date fair value per share of options granted	$2.23

Expected volatility is based on a selected group of comparable companies’ stock price volatility over the expected term of the Company’s options. Expected term of an option is based on the “short-cut method” as prescribed by SEC SAB No. 110 as the Company has never granted performance-based awards and, as such, the Company does not have any historical experience from which to estimate an expected term. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve. Expected dividend yield is 0% because the Company has not paid dividends in the past, and currently has no known intention to do so in the future. Compensation expense is recognized net of forfeitures.

NOTE G—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $0.9 million, $0.3 million and $0.4 million for the periods from January 1, 2010 to May 7, 2010, April 1, 2010 to May 7, 2010 and May 8, 2010 to June 30, 2010, respectively. For the three and six months ended June 30, 2011, rent expense was $651 and $1,298, respectively. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.2 million, $0.1 million and $0.1 million for the periods from January 1, 2010 to May 7, 2010, April 1, 2010 to May 7, 2010 and May 8, 2010 to June 30, 2010, respectively. For the three and six months ended June 30, 2011, rent income was $131 and $261, respectively.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three and six months ended June 30, 2011, the Company recorded $0.2 million and $0.3 million, respectively of expense related to this agreement.

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

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

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

NOTE I—SUPPLEMENTAL INFORMATION

As set forth in Note D, the Notes are guaranteed, jointly and severally, by all wholly-owned domestic current or future subsidiaries of the Company and by American Renal Holdings Intermediate Company, LLC. (the Guarantors).

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

The information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011, and from May 8, 2010 through June 30, 2010 presents the financial position, results of operations and cash flows of the Successor entity. The information for the period January 1, 2010 through May 7, 2010 and for the period April 1, 2010 through May 7, 2010 presents the results of operations and cash flows of the Predecessor entity. The consolidating information may not necessarily be indicative of the financial position, results of operations or cash flows had ARH, Guarantors and Non-Guarantors operated as independent entities.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet—June 30, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$253	$19,145	$—	$19,398
Accounts receivable	—	218	56,203	—	56,421
Inventories	—	2,534	2,673	—	5,207
Prepaid expenses and other current assets	4,521	15,483	3,568	(14,451)	9,121
Deferred tax assets	9,138	—	—	—	9,138

Total current assets	13,659	18,488	81,589	(14,451)	99,285
Property and equipment, net	—	2,650	61,930	—	64,580
Deferred financing costs, net	4,613	—	98	—	4,711
Intangible assets	—	25,832	10,823	—	36,655
Other long-term assets	—	15,529	1,495	(15,467)	1,557
Receivables from subsidiaries	—	24,052	—	(24,052)	—
Investment in subsidiaries	47,670	—	—	(47,670)	—
Goodwill	379,144	—	1,536	121,110	501,790

Total assets	$445,086	$86,551	$157,471	$19,470	$708,578

Liabilities and Equity
Current liabilities	$2,901	$12,029	$83,888	$(38,925)	$59,893
Long-term debt, less current portion	243,081	—	20,022	(15,466)	247,637
Capital lease obligations, less current portion	—	—	137	—	137
Other long-term liabilities	—	213	2,567	—	2,780
Deferred tax liabilities	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	—	(68,673)	113,275	44,602
Total American Renal Holdings Inc. equity	185,297	74,309	(34,603)	(39,414)	185,589
Noncontrolling interests not subject to put provisions	—	—	154,133	—	154,133

Total equity	185,297	74,309	119,530	(39,414)	339,722

Total liabilities and equity	$445,086	$86,551	$157,471	$19,470	$708,578

Condensed Consolidating Balance Sheet—December 31, 2010 (Successor)
	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(1,781)	$20,020	$—	$18,239
Accounts receivable	—	265	51,166	—	51,431
Inventories	—	23	2,308	—	2,331
Prepaid expenses and other current assets	1,458	14,459	4,761	(14,371)	6,307
Deferred tax assets	9,138	—	—	—	9,138

Total current assets	10,596	12,966	78,255	(14,371)	87,446
Property and equipment, net	—	1,973	60,769	—	62,742
Deferred financing costs, net	4,932	—	41	—	4,973
Intangible assets, net	—	26,442	12,069	—	38,511
Other long-term assets	—	22,273	1,532	(22,213)	1,592
Receivables from subsidiaries	—	17,344	—	(17,344)	—

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Investment in subsidiaries	45,505	—	—	(45,505)	—
Goodwill	379,144	—	1,536	121,110	501,790

Total assets	$440,177	$80,998	$154,202	$21,677	$697,054

Liabilities and Equity
Current liabilities	$5,083	$5,495	$80,256	$(31,684)	$59,150
Long-term debt, less current portion	242,578	464	24,764	(22,212)	245,594
Capital lease obligations, less current portion	—	—	162	—	162
Other long-term liabilities	—	277	2,604	—	2,881
Deferred tax liability	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	450	(147,074)	190,860	44,236
Total American Renal Holdings Inc. equity	178,709	74,312	40,850	(115,287)	178,584
Noncontrolling interests not subject to put provisions	—	—	152,640	—	152,640

Total equity	178,709	74,312	193,490	(115,287)	331,224

Total liabilities and equity	$440,177	$80,998	$154,202	$21,677	$697,054

Condensed Consolidating Statement of Operations—Three Months Ended June 30, 2011 (Successor)
	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$222	$89,419	$—	$89,641
Total operating expenses	187	1,729	66,368	—	68,284

Operating (loss) income	(187)	(1,507)	23,051	—	21,357
Interest expense, net	(4,716)	(8)	(1,104)	—	(5,828)

Income (loss) before taxes	(4,903)	(1,515)	21,947	—	15,529
Income tax expense	2,064	—	296	—	2,360

(Loss) income before earnings in subsidiaries	(6,967)	(1,515)	21,651	—	13,169
Equity earnings in subsidiaries	10,549	12,064	—	(22,613)	—

Net income	3,582	10,549	21,651	(22,613)	13,169
Less: Net income attributable to noncontrolling interests	—	—	—	(9,587)	(9,587)

Net income attributable to American Renal Holdings Inc.	$3,582	$10,549	$21,651	$(32,200)	$3,582

Condensed Consolidating Statement of Operations—Six Months Ended June 30, 2011 (Successor)
	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$521	$173,788	$—	$174,309
Total operating expenses	223	5,802	132,576	—	138,601

Operating (loss) income	(223)	(5,281)	41,212	—	35,708
Interest expense, net	(9,433)	(17)	(2,128)	—	(11,578)

Income (loss) before taxes	(9,656)	(5,298)	39,084	—	24,130
Income tax expense	2,390	—	388	—	2,778

(Loss) income before earnings in subsidiaries	(12,046)	(5,298)	38,696	—	21,352
Equity earnings in subsidiaries	16,262	21,560	—	(37,822)	—

Net income	4,216	16,262	38,696	(37,822)	21,352

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Less: Net income attributable to noncontrolling interests	—	—	—	(17,136)	(17,136)
Net income attributable to American Renal Holdings Inc.	$4,216	$16,262	$38,696	$(54,958)	$4,216

Condensed Consolidating Statement of Operations— May 8, 2010 through June 30, 2010 (Successor)
	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$270	$43,332	$—	$43,602
Total operating expenses	—	19,777	33,913	—	53,690

Operating (loss) income	—	(19,507)	9,419	—	(10,088)
Interest expense, net	(2,798)	(5)	(517)	—	(3,320)

Income (loss) before taxes	(2,798)	(19,512)	8,902	—	(13,408)
Income tax expense (benefit)	(1,750)	—	124	—	(1,626)

(Loss) income before earnings in subsidiaries	(1,048)	(19,512)	8,778	—	(11,782)
Equity earnings in subsidiaries	14,775	4,736	—	(19,511)	—

Net income (loss)	13,727	(14,776)	8,778	(19,511)	(11,782)
Less: Net income attributable to noncontrolling interests	—	—	—	(4,042)	(4,042)

Net income (loss) attributable to American Renal Holdings Inc.	$13,727	$(14,776)	$8,778	$(23,553)	$(15,824)

Condensed Consolidating Statement of Operations— April 1, 2010 through May 7, 2010 (Predecessor)
	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$181	$30,281	$—	$30,462
Total operating expenses	—	5,828	23,189	—	29,017

Operating (loss) income	—	(5,647)	7,092	—	1,445
Interest expense, net	(1,219)	—	(268)	—	(1,487)

Income (loss) before taxes	(1,219)	(5,647)	6,824	—	(42)
Income tax expense (benefit)	(256)	—	118	—	(138)

(Loss) income before earnings in subsidiaries	(963)	(5,647)	6,706	—	96
Equity (earnings) losses in subsidiaries	(1,838)	3,809	—	(1,971)	—

Net income (loss)	(2,801)	(1,838)	6,706	(1,971)	96
Less: Net income attributable to noncontrolling interests	—	—	—	(3,024)	(3,024)

Net income (loss) attributable to American Renal Holdings Inc.	$(2,801)	$(1,838)	$6,706	$(4,995)	$(2,928)

Condensed Consolidating Statement of Operations— January 1, 2010 through May 7, 2010 (Predecessor)

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$587	$101,507	$—	$102,094
Total operating expenses	—	8,417	79,114	—	87,531

Operating (loss) income	—	(7,830)	22,393	—	14,563
Interest expense, net	(4,119)	(10)	(1,588)	—	(5,717)

Income (loss) before taxes	(4,119)	(7,840)	20,805	—	8,846
Income tax expense	1,963	—	301	—	2,264

(Loss) income before earnings in subsidiaries	(6,082)	(7,840)	20,504	—	6,582
Equity earnings in subsidiaries	3,525	11,367	—	(14,892)	—

Net income (loss)	(2,557)	3,527	20,504	(14,892)	6,582
Less: Net income attributable to noncontrolling interests	—	—	—	(9,266)	(9,266)

Net income (loss) attributable to American Renal Holdings Inc.	$(2,557)	$3,527	$20,504	$(24,158)	$(2,684)

Condensed Consolidating Statement of Cash Flows—Six Months Ended June 30, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income	$4,217	$16,262	$38,696	$(37,823)	$21,352
Change in operating assets and liabilities and noncash items included in net income	411	10,153	8,581	(12,990)	6,155

Net cash provided by operating activities	4,628	26,415	47,277	(50,813)	27,507

Investing Activities
Purchases of property and equipment	(56)	(947)	(7,824)	—	(8,827)
Other	(2,182)	(6,708)	(1,409)	6,708	(3,591)

Net cash used in investing activities	(2,238)	(7,655)	(9,233)	6,708	(12,418)

Financing Activities
Proceeds from borrowing	—	—	3,300	—	3,300
Payments on long-term debt obligations	112	(11)	(7,939)	6,282	(1,556)
Other	(2,502)	(16,715)	(34,280)	37,823	(15,674)

Net cash used in financing activities	(2,390)	(16,726)	(38,919)	44,105	(13,930)

Net increase (decrease) in cash	—	2,034	(875)	—	1,159
Cash, at beginning of year	—	(1,781)	20,020	—	18,239

Cash, at end of period	$—	$253	$19,145	$—	$19,398

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows— May 8, 2010 through June 30, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income (loss)	$13,727	$(14,776)	$8,778	$(19,511)	$(11,782)
Change in operating assets and liabilities and noncash items included in net income	(548)	(3,910)	5,478	4,736	5,756

Net cash provided by operating activities	13,179	(18,686)	14,256	(14,775)	(6,026)

Investing Activities
Purchases of property and equipment	37	(583)	(1,999)	—	(2,545)
Cash paid for predecessor entity	(356,849)	98,765	(835)	14,775	(244,144)
Cash paid for acquisitions	—	—	—	—	—
Other	—	—	—	—	—

Net cash used in investing activities	(356,812)	98,182	(2,834)	14,775	(246,689)

Financing Activities
Payments on long-term debt obligations	—	(41,355)	(22,329)	—	(63,684)
Other	343,633	(36,963)	18,570	—	325,240

Net cash used in financing activities	343,633	(78,318)	(3,759)	—	261,556

Net decrease in cash	—	1,178	7,663	—	8,841
Cash, at beginning of year	—	1,426	10,815	—	12,241

Cash, at end of period	$—	$2,604	$18,478	$—	$21,082

Condensed Consolidating Statement of Cash Flows— January 1, 2010 through May 7, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(2,685)	$10,776	$20,507	$(22,016)	$6,582
Change in operating assets and liabilities and noncash items included in net income (loss)	(6,300)	(6,067)	(371)	11,451	(1,287)

Net cash provided by (used in) operating activities	(8,985)	4,709	20,136	(10,565)	5,295

Investing Activities
Purchases of property and equipment	—	(187)	(4,717)	—	(4,904)
Cash paid for acquisitions	—	—	(102)	—	(102)
Other	(2,691)	(8,493)	—	11,240	56

Net cash provided by (used) in investing activities	(2,691)	(8,680)	(4,819)	11,240	(4,950)

Financing Activities
Proceeds from borrowing	—		1,250	(1,250)	—
Payments on long-term debt obligations	—	(1,201)	(4,765)	575	(5,391)
Other	11,676	(4,825)	(18,743)	—	(11,892)

Net cash provided by (used in) financing activities	11,676	(6,026)	(22,258)	(675)	(17,283)

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net increase (decrease) in cash	—	(9,997)	(6,941)	—	(16,938)
Cash, at beginning of period	—	11,423	17,756	—	29,179

Cash, at end of period	$—	$1,426	$10,815	$—	$12,241

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Merger and Presentation

On March 22, 2010, ARH entered into the Merger Agreement with American Renal Associates Holdings, Inc. (formerly C.P. Atlas Holdings, Inc. (the “Parent”)), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated statements of operations and cash flows relate to the periods preceding the Merger (predecessor) and the periods succeeding the Merger (successor). The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Merger.

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of June 30, 2011, we owned and operated 101 dialysis clinics treating more than 6,913 patients in 19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of our clinics are currently included in our consolidated financial statements.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 77 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Six Months Ended June 30,	Years Ended December 31,
	2011	2010	2009	2008
De novo clinics (1)	8	8	7	12
Acquired clinics (2)	—	3	3	—

Total new clinics	8	11	10	12

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

Effect of the Transactions

In connection with the Transactions we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “New Revolving Credit Facility”). As of June 30, 2011, we had $259.0 million aggregate principal amount of indebtedness outstanding including approximately $9.0 million of third-party debt owed by our clinic subsidiaries. We estimate this additional indebtedness will result in annualized interest expense, including amortization of deferred financing costs and discounts, of approximately $23.0 million which is significantly higher than our annual interest expense prior to the Transactions and which may result in lower net income in future periods.

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

Results of Operations

The following table presents our operating results for the periods indicated, expressed both in dollars and as a percentage of net operating revenues. Historical results for the successor periods during the three and six months ended June 30, 2011 are compared and discussed in relation to the historical predecessor periods from January 1, 2010 through May 7, 2010 and April 1, 2010 through May 7, 2010 and for the successor period from May 8, 2010 through June 30, 2010. Supplementally, the successor three and six months ended June 30, 2011 are compared and discussed in relation to the pro forma results for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2011 as compared with the Three Months Ended June 30, 2010

		Pro Forma			Three Months Ended June 30,
	Successor	Results	Successor	Predecessor	2011 vs. Pro Forma
		Three Months	Period from	Period from	Three Months ended June 30,
	Three Months Ended	Ended	May 8 through	April 1	2011
	June 30, 2011	June 30, 2010	June 30, 2010	through May 7, 2010	Dollar Change	Percentage Change
Net operating revenues	$89,641	$74,064	$43,602	$30,462	$15,577	21.0%
Operating expenses:
Patient care costs	53,295	47,023	29,014	19,630	6,272	13.3%
General and administrative expense	9,329	8,513	6,990	3,918	816	9.6%
Merger and transaction-related expenses	186	—	14,687	5,612	186	n/m
Depreciation and amortization	4,364	3,995	2,349	1,337	369	9.2%
Provision for (recoveries) doubtful accounts	1,110	(830)	650	(1,480)	1,940	-233.7%

Total operating expenses	68,284	58,701	53,690	29,017	9,583	16.3%

Operating Income (loss)	21,357	15,363	(10,088)	1,445	5,994	39.0%
Interest expense, net	(5,828)	(5,645)	(3,320)	(1,487)	(183)	3.2%

Income (loss) before income taxes	15,529	9,718	(13,408)	(42)	5,811	59.8%
Income tax (benefit) expense	2,360	1,049	(1,626)	(138)	1,311	125.0%

Net income (loss)	13,169	8,669	(11,782)	96	4,500	51.9%
Less: Net income attributable to noncontrolling interests	(9,587)	(6,943)	(4,042)	(3,024)	(2,644)	38.1%

Net income (loss) attributable to ARH	$3,582	$1,726	$(15,824)	$(2,928)	$1,856	107.5%

n/m = not meaningful

Net Operating Revenues

Net operating revenues for the three months ended June 30, 2011 were $89.6 million, an increase of 21.0% from $74.1 million for the pro forma three months ended June 30, 2010. The increase in net operating revenues was primarily due to an increase of approximately 20.3% in the number of dialysis treatments and a 0.6% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the three months ended June 30, 2011 were $354 which was consistent with $352 for the three months ended June 30, 2010. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Three Months Ended June 30,
	2011	2010
Net operating revenues (in thousands)	$89,641	$74,064
Net operating revenues per treatment	$354	$352

The number of treatments that we performed during the three months ended June 30, 2011 increased by 20.3% over the number of treatments that we performed during the three months ended June 30, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended June 30,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	7.6%	11.3%
De novo clinics opened (2)	7.6%	3.5%

Non-acquired treatment growth	15.2%	14.8%
Clinics acquired (3)	5.1%	—%
Total treatment growth	20.3%	14.8%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

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

	Three Months Ended June 30,
	2011	2010
Source of revenues:
Government-based programs and other	59.2%	57.5%
Commercial payors	40.8%	42.5%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.7%	86.7%
Commercial payors	13.3%	13.3%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the three months ended June 30, 2011 were $53.3 million, an increase of 13.3% from $47.0 million for the pro forma three months ended June 30, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 59.5% for the three months ended June 30, 2011 compared to 63.5% for the pro forma three months ended June 30, 2010. Patient care costs per treatment for the three months ended June 30, 2011 were $211, compared to $224 for the pro forma three months ended June 30, 2010. The decrease in patient care costs per treatment is primarily due to a decrease in ancillary expenses per treatment.

Patient care costs for the three months ended June 30, 2011 were $53.3 million, an increase of 9.7% from $29.0 million in the Successor period and $19.6 million in the Predecessor period or $48.6 million for the three months ended June 30, 2010. This increase was primarily due to the number of treatments partially offset by $1.6 million of stock-based compensation in 2010 related to the Merger.

General and administrative expenses General and administrative expenses for the three months ended June 30, 2011 were $9.3 million, an increase of 9.6% from $8.5 million for the pro forma three months ended June 30, 2010. The increase is primarily attributable to $1.0 million in personnel expense caused by the growth in the Company’s operations. As a percentage of net operating revenues, general and administrative expenses were approximately 10.4% for the three months ended June 30, 2011 compared to 11.5% for the pro forma three months ended June 30, 2010. General and administrative costs per treatment for the three months ended June 30, 2011 were $37, compared to $40 for the pro forma three months ended June 30, 2010.

General and administrative expenses for the three months ended June 30, 2011 were $9.3 million, a decrease of 14.7% from $7.0 million in the Successor period and $3.9 million in the Predecessor period or $10.9 million for the pro forma three months ended June 30,

2010. This decrease was primarily due to $2.5 million of stock-based compensation in 2010 related to the Merger partially offset by the increases discussed previously.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended June 30, 2011 was $4.4 million, an increase of 9.2% from $4.0 million for the pro forma three months ended June 30, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended June 30, 2011 compared to 5.4% for the pro forma three months ended June 30, 2010.

Depreciation and amortization expenses for the three months ended June 30, 2011 was $4.4 million, an increase of 18.9% from $2.4 million in the Successor period and $1.3 in the Predecessor period or $3.7 for the three months ended June 30, 2010. This increase is primarily related to intangible assets acquired as part of the Merger and the increase discussed previously.

Provision for (recoveries of) uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended June 30, 2011 was $1.1 million or 1.2% of net operating revenues. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Excluding this adjustment, as a percentage of net operating revenues, our pro forma provision for uncollectible accounts was approximately 1.3% of net operating revenues for the three months ended June 30, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 57 days of revenues as of June 30, 2011 and approximately 56 days of revenues as of June 30, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Interest expense, net for the three months ended June 30, 2011 was $5.8 million, an increase of 3.2% from $5.6 million in the pro forma three months ended June 30, 2010, primarily related to the increase in third-party debt.

Interest expense for the three months ended June 30, 2011 was $5.8 million, an increase of 20.8% from $3.3 million in the Successor period and $1.5 in the Predecessor period or $4.8 for the pro forma three months ended June 30, 2010. This increase is primarily related to interest related to the Senior Notes and the increase discussed previously.

Income Tax Expense The provision for income taxes for the three months ended June 30, 2011 represented an effective annualized tax rate of 15.2% compared with 10.8% in pro forma 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and the pro forma three months ended June 30, 2010, is primarily due to the tax impact of the noncontrolling interest.

The benefit for income taxes in the Successor period from May 8, 2010 through June 30, 2010 was (12.1)% and during the Predecessor period from April 1, 2010 through May 7, 2010, was (328.6)%. The variation from the statutory federal rate during the Predecessor period was primarily due to the tax impact of noncontrolling interests offset by nondeductible Series X dividends and discount amortization accumulated during the Predecessor period. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended June 30, 2011 was $9.6 million, an increase of 39.1% from $6.9 million in the pro forma three months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests for the three months ended June 30, 2011 was $9.6 million, an increase of 35.2% from $4.1 million in the Successor period and $3.0 in the Predecessor period or $7.1 for the pro forma three months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Six Months Ended June 30, 2011 as compared with the Six Months Ended June 30, 2010

	Successor	Pro Forma Results	Successor	Predecessor	Six Months Ended June 30, 2011 vs. Pro Forma Six Months ended June 30, 201
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from May 8 through June 30, 2010	Period from January 1 through May 7, 2010	Dollar Change	Percentage Change
Net operating revenues	$174,309	$145,696	$43,602	$102,094	$28,613	19.6%
Operating expenses:
Patient care costs	107,575	93,416	29,014	66,042	14,159	15.2%
General and administrative expense	19,717	14,749	6,990	10,016	4,968	33.7%
Merger and transaction-related expenses	222	—	14,687	7,378	222	n/m
Depreciation and amortization	8,713	8,237	2,349	4,429	476	5.8%
Provision for (recoveries) doubtful accounts	2,374	316	650	(334)	2,058	651.3%

Total operating expenses	138,601	116,718	53,690	87,531	21,883	18.7%

Operating Income (loss)	35,708	28,978	(10,088)	14,563	6,730	23.2%
Interest expense, net	(11,578)	(11,290)	(3,320)	(5,717)	(288)	2.6%

Income (loss) before income taxes	24,130	17,688	(13,408)	8,846	6,442	36.4%
Income tax (benefit) expense	2,778	1,895	(1,626)	2,264	883	46.6%

Net income (loss)	21,352	15,793	(11,782)	6,582	5,559	35.2%
Less: Net income attributable to noncontrolling interests	(17,136)	(12,676)	(4,042)	(9,266)	(4,460)	35.2%

Net income (loss) attributable to ARH	$4,216	$3,117	$(15,824)	$(2,684)	$1,099	35.2%

n/m = not meaningful

Net Operating Revenues

Net operating revenues for the six months ended June 30, 2011 were $174.3 million an increase of 19.6% from $145.7 million for the pro forma six months ended June 30, 2010. The increase in net operating revenues was primarily due to an increase of approximately 20.0% in the number of dialysis treatments, but was partially offset by a 0.30% decrease in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the six months ended June 30, 2011 was $351 which was consistent with $352 for the six months ended June 30, 2010. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Six Months Ended June 30,
	2011	2010
Net operating revenues (in thousands)	$174,309	$145,696
Net operating revenues per treatment	$351	$352

The number of treatments that we performed during the six months ended June 30, 2011 increased by 20.0% over the number of treatments that we performed during the six months ended June 30, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Six Months Ended June 30,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	8.5%	14.5%
De novo clinics opened (2)	6.2%	2.8%

Non-acquired treatment growth	14.7%	17.3%
Clinics acquired (3)	5.3%	—%

Total treatment growth	20.0%	17.3%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Six Months Ended June 30,
	2011	2010
Source of revenues:
Government-based programs and other	59.3%	57.7%
Commercial payors	40.7%	42.3%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.8%	86.7%
Commercial payors	13.2%	13.3%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the six months ended June 30, 2011 were $107.6 million, an increase of 15.2% from $93.4 million for the pro forma six months ended June 30, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 61.7% for the six months ended June 30, 2011 compared to 64.1% for the pro forma six months ended June 30, 2010. Patient care costs per treatment for the six months ended June 30, 2011 were $217, compared to $226 for the pro forma six months ended June 30, 2010. The decrease in patient care costs per treatment is primarily due to a decrease in ancillary expenses per treatment.

Patient care costs for the six months ended June 30, 2011 were $107.6 million, an increase of 13.1% from $29.0 million in the Successor period and $66.1 million in the Predecessor period or $95.1 million for the six months ended June 30, 2010. This increase was primarily due to the number of treatments partially offset by $1.6 million of stock-based compensation related to the Merger in the 2010 period.

General and administrative expenses General and administrative expenses for the six months ended June 30, 2011 were $19.7 million, an increase of 33.7% from $14.7 million in the pro forma six months ended June 30, 2010. The increase is primarily attributable to $2.2 million in increased stock-based compensation, $1.0 million in increased charitable contributions and $1.7 million in increased personnel expense. As a percentage of net operating revenues, general and administrative expenses were approximately 11.3% for the six months ended June 30, 2011 compared to 10.1% for the pro forma six months ended June 30, 2010. General and administrative costs per treatment for the six months ended June 30, 2011 were $40, compared to $36 for the pro forma six months ended June 30, 2010.

General and administrative expenses for the six months ended June 30, 2011 were $19.7 million, an increase of 15.9% from $7.0 million in the Successor period and $10.0 million in the Predecessor period or $17.0 million for the six months ended June 30, 2010. This increase was primarily due to $2.5 million of stock-based compensation in addition to the increases discussed previously.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the six months ended June 30, 2011 was $8.7 million, an increase of 5.8% from $8.2 million in the pro forma six months ended June 30, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense was approximately 5.0% for the six months ended June 30, 2011 compared to 5.7% for the pro forma six months ended June 30, 2010.

Depreciation and amortization expenses for the six months ended June 30, 2011 were $8.7 million, an increase of 27.9% from $2.4 million in the Successor period and $4.4 million in the Predecessor period or $6.8 million for the six months ended June 30, 2010. This increase is primarily related to intangible assets acquired as part of the Merger and the increase discussed previously.

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the six months ended June 30, 2011 was $2.4 million, or 1.4% of net operating revenues. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Excluding this adjustment, as a percentage of net operating revenues, our provision for uncollectible accounts was approximately 1.5% of net operating revenues for the six months ended June 30, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 57 days of revenues as of June 30, 2011 and approximately 56 days of revenues as of June 30, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Interest expense, net for the six months ended June 30, 2011 was $11.6 million, an increase of 2.6% from $11.3 million in the pro forma six months ended June 30, 2010, primarily related to the increase in third-party debt.

Interest expense for the six months ended June 30, 2011 was $11.6 million, an increase of 28.9% from $3.3 million in the Successor period and $5.7 million in the Predecessor period or $9.0 million or the six months ended June 30, 2010. This increase is primarily related to interest related to the Senior Notes and the increase discussed previously.

Income Tax Expense The provision for income taxes for the six months ended June 30, 2011 represented an effective tax rate of 11.5% compared with a pro forma 10.8% in 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and the pro forma six months ended June 30, 2010 is primarily due to the tax impact of the noncontrolling interest.

The provision (benefit) for income taxes in the Successor period from May 8, 2010 through June 30, 2010 was (12.1)% and during the Predecessor period January 1, 2010 through May 7, 2010 was 25.6%. In addition to noncontrolling interest, the variation from the statutory federal rate of 35% during the Predecessor period was primarily due to nondeductible Series X dividends and discount amortization. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the six months ended June 30, 2011 was $17.1 million, an increase of 34.6% from $12.7 million in the pro forma six months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests for the six months ended June 30, 2011 was $17.1 million, an increase of 27.6% from $4.1 million in the Successor period and $9.3 million in the Predecessor period or $13.4 million for the six months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Pro Forma Financial Information

Set forth below is our summary historical and pro forma consolidated financial data at the dates and for the periods indicated. The unaudited interim summary historical and pro forma consolidated financial data for the period from January 1, 2010 through May 7, 2010, and the period from May 8, 2010 through June 30, 2010 were derived from our historical consolidated financial statements included elsewhere in this quarterly report.

The unaudited consolidated statements of operations give effect to the Pro Forma Adjustments as if the Merger had occurred on January 1, 2010. The Pro Forma Adjustments are described below and in the accompanying notes, which should be read in conjunction with these unaudited consolidated financial statements.

The unaudited pro forma condensed consolidated statements of operations give effect to the Transactions and the following transactions (together, the “Pro Forma Adjustments”):

(i)	the Merger, including the cash equity investment by Centerbridge as well as related transaction expenses,

(ii)	the issuance of the Notes hereby with related interest expense and amortization of deferred financing costs and fees capitalized,

(iii)	the effect on noncontrolling interests resulting from the purchase and sale of such noncontrolling interests in various clinics,

(iv)	the annual fee paid to Centerbridge in accordance with the new management agreement entered into in connection with the Transactions, and

(v)	the asset, liability and noncontrolling interest valuations and the related purchase price allocations.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial information is presented for informational purposes only and to assist in the preceding discussion of our results of operations whenever pro form results are referenced to. The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the pro forma adjustments actually occurred on the dates indicated, and they do not purport to project our results of operations for any future periods or as of any future dates. Further, the unaudited pro forma consolidated financial statements do not reflect the impact of restructuring activities, cost savings, employee termination costs and other exit costs that may result from or in connection with the Transactions. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma consolidated financial statements.

The Merger was accounted for as a business combination using the acquisition method of accounting. The pro forma information presented includes all adjustments required to reflect the fair value of assets, both tangible and intangible, acquired, liabilities assumed and noncontrolling interests based upon valuations of assets acquired, liabilities assumed and noncontrolling interests.

Unaudited Pro Forma Consolidated Statement of Operations

For the Three Months Ended June 30, 2010

	Historical (a)
	Successor	Predecessor
(in thousands)	Period from May 8 through June 30, 2010	Period from April 1 through May 7, 2010	Pro Forma Adjustments		Pro Forma Consolidated
Net operating revenues	$43,602	$30,462	$—		$74,064
Operating expenses:
Patient care costs	29,014	19,630	(1,621)	(b)	47,023
General and administrative	6,990	3,918	(2,395)	(c)	8,513
Merger and transaction-related costs	14,687	5,612	(20,299)	(h)	—
Depreciation and amortization	2,349	1,337	309	(d)	3,995
Provision for (recoveries of) uncollectible accounts	650	(1,480)	—		(830)

Total operating expenses	53,690	29,017	(24,006)		58,701

Operating income (loss)	(10,088)	1,445	24,066		15,363
Interest expense, net	(3,320)	(1,487)	(838)	(e)	(5,645)

Income (loss) before income taxes	(13,408)	(42)	23,168		9,718
Income tax (benefit) expense	(1,626)	(138)	2,813	(f)	1,049

Net income (loss)	(11,782)	96	20,355		8,669
Less: Net income attributable to noncontrolling interests	(4,042)	(3,024)	123	(g)	(6,943)

Net income (loss) attributable to ARH	$(15,824)	$(2,928)	$20,478		$1,726

Unaudited Pro Forma Consolidated Statement of Operations For the Six Months Ended June 30, 2010
	Historical (a)
	Successor	Predecessor
(in thousands)	Period from May 8 through June 30, 2010	Period from January 1 through May 7, 2010	Pro Forma Adjustments		Pro Forma Results
Net operating revenues	$43,602	$102,094	$—		$145,696
Operating expenses:
Patient care costs	29,014	66,042	(1,640)	(b)	93,416
General and administrative	6,990	10,016	(2,257)	(c)	14,749
Merger and transaction-related expenses	14,687	7,378	(22,065)	(h)	—
Depreciation and amortization	2,349	4,429	1,459	(d)	8,237
Provision for (recoveries of) uncollectible accounts	650	(334)	—		316

Total operating expenses	53,690	87,531	(24,503)		116,718

Operating income (loss)	(10,088)	14,563	24,503		28,978
Interest expense, net	(3,320)	(5,717)	(2,253)	(e)	(11,290)

Income (loss) before income taxes	(13,408)	8,846	22,250		17,688
Income tax (benefit) expense	(1,626)	2,264	1,257	(f)	1,895

Net income (loss)	(11,782)	6,582	20,993		15,793
Less: Net income attributable to noncontrolling interests	(4,042)	(9,266)	632	(g)	(12,676)

Net income (loss) attributable to ARH	$(15,824)	$(2,684)	$21,625		$3,117

Notes to Unaudited Pro Forma Financial Information

(dollars in thousands)

(a)	The amounts in these columns represent our historical balances and results for the periods reflected.

(b)	Reflects the following adjustments to patient care costs:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Decreased rent expense from the valuation of leases	$(35)	$(54)
Exclude costs associated with the accelerated vesting of equity awards	(1,586)	(1,586)

Total Patient care operating expense adjustments	$(1,621)	$(1,640)

(c)	Reflects the following adjustments to general and administrative expenses:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Sponsor management fee	$55	$193
Reverse costs associated with the accelerated vesting of equity awards	(2,450)	(2,450)

Total General and administrative expense adjustments	$(2,395)	$(2,257)

(d)	Reflects the following adjustments to depreciation and amortization:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Total Depreciation and amortization expense adjustments	$309	$1,459

(e)	Reflects the following adjustments to interest expense, net:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Senior Secured Notes (1)	$5,234	$10,469
New Revolving Credit Facility (2)	47	94
Rollover clinic debt (3)	205	409
Amortization of capitalized debt issuance costs and discount (4)	223	382

Total pro forma interest expense	5,709	11,354

Less: historical interest expense of repaid debt and Series X preferred stock	(4,871)	(9,101)

Net adjustment to interest expense	$838	$2,253

(1)	Reflects pro forma interest expense on the Senior Secured Notes.
(2)	Reflects no outstanding balance on the $25,000 Credit Facility and includes annual commitment fee of 75 basis points on undrawn commitments under the New Revolving Credit Facility.
(3)	Reflects actual interest expense on third-party clinic debt that was not refinanced as part of the Transactions, including the amortization of debt issuance costs.
(4)	Represents amortization of debt issuance costs of $5,085 and discount of $1,800 associated with the senior secured notes amortized over eight years.
(f)	Reflects the effects on our income tax provision of the pro forma adjustments.
(g)	Reflects the following adjustments to net income attributable to noncontrolling interests:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Total Net income attributable to noncontrolling interest adjustments	$(123)	$(632)

(h)	Reflects a pro forma adjustment to exclude Transaction costs incurred and expensed by us resulting from the Transactions.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 25% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

	Successor		Predecessor
	Six Months Ended June 30, 2011	May 8 through June 30, 2010	January 1 through May 7, 2010
Source / (Use)
Net income (loss)	$21,352	$(11,782)	$6,582
Depreciation and amortization	9,497	2,600	4,634
Other non-cash and non-operating items	3,340	4,013	4,558
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(4,990)	2,175	(2,465)
Inventories	(2,876)	364	(6)
Other assets	319	(923)	(1,506)
Accounts payable and accrued expenses	(1,709)	(3,379)	(6,432)
Other liabilities	2,574	906	(70)

Net cash provided by (used in) operating activities	$27,507	$(6,026)	$5,295

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income offset by increases in accounts receivable and inventories and a reduction in accounts payable and accrued expenses. In the successor period, other non-cash and non-operating items are primarily stock-based compensation expense. In the predecessor period, other non-cash and non-operating items are primarily non-cash Series X preferred stock interest expense.

Cash Flows from Investing Activities:

	Successor		Predecessor
	Six Months Ended June 30, 2011	May 8 through June 30, 2010	January 1 through May 7, 2010
Source / (Use)
Purchases of property and equipment	$(8,827)	$(2,545)	$(4,904)
Cash paid for acquisitions	(1,409)	—	(102)
Cash paid for predecessor entity, net of cash acquired.	(2,182)	(244,144)	56

Net cash used in investing activities	$(12,418)	$(246,689)	$(4,950)

The decrease in our cash used in investing activities is due to an increase in purchases of property and equipment due to an increase in the number of denovo clinics as compared to the predecessor period and to payments made in connection with clinics acquired in 2010, offset by the impact of the Merger in May 2010.

Cash Flows from Financing Activities:

	Successor		Predecessor
	Six Months Ended June 30, 2011	May 8 through June 30, 2010	January 1 through May 7, 2010
Source / (Use)
Payments on long-term debt	$(1,556)	$(63,684)	$(5,391)
Proceeds from issuance of common stock	—	155,591	8
Issuance of debt, net of issuance cost	3,300	236,775	—
Payoff of Series X Preferred Stock	—	(65,196)	—
Distributions to noncontrolling interests	(16,024)	(1,918)	(11,394)
Other	350	(12)	(506)

Net cash used in financing activities	$(13,930)	$261,556	$(17,283)

The increase in our cash used in financing activities is primarily due to an increase in distributions to noncontrolling interests and the impact of the Merger in May 2010.

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

As of June 30, 2011 we have outstanding $259.0 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under our New Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility).

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

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt. Our cash and cash equivalent balances were the following for each period:

	June 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents at issuer and guarantor subsidiaries	$253	$(1,781)
Cash and cash equivalents at non-guarantor subsidiaries	19,145	20,020

Consolidated cash and cash equivalents	$19,398	$18,239

At June 30, 2011, our subsidiary level long-term debt, on an aggregated basis, consisted of term loans, lines of credit and mortgages totaling $9.0 million with maturities ranging from December 2011 to February 2015 and interest rates ranging from 1.80% to 8.67%.

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

New Revolving Credit Facility

In connection with the Transactions, we entered into a $25.0 million senior secured revolving credit facility (the New Revolving Credit Facility). As of June 30, 2011, there were no borrowings outstanding under the New Revolving Credit Facility. The New Revolving Credit Facility expires on May 7, 2015. Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

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

The following table presents the reconciliation from net income for 2011 and pro form net income for 2010 to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
		Pro Forma		Pro Forma
(in thousands)	2011	2010	2011	2010
Net income	$13,169	$8,669	$21,352	$15,793
Interest expense	5,828	5,645	11,578	11,290
Income tax expense	2,360	1,049	2,778	1,895
Depreciation and amortization	4,364	3,995	8,713	8,237
Stock-based compensation	194	53	3,162	218
Merger and transaction-related expenses	186	—	222	—
Management fee	173	140	344	278
Specified legal costs	—	8	—	48

Adjusted EBITDA (including noncontrolling interests)	$26,274	$19,559	$48,149	$37,759
Less: Net income attributable to noncontrolling interests	(9,587)	(6,943)	(17,136)	(12,676)

Adjusted EBITDA	$16,687	$12,616	$31,013	$25,083

Covenant Compliance

Under the Credit Facility, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial ratios. We have agreed that we will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

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

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of June 30, 2011, we are in compliance with our covenants.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income plus interest and other financing costs, provision for income taxes, depreciation and amortization and stock-based compensation. Consolidated EBITDA as defined in the agreement is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The adjustments made in determining Consolidated EBITDA include those used in determining Adjusted EBITDA, and further include adjustments for net income attributable to noncontrolling interests with clinic-level debt and certain specified other adjustments. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with the financial covenants of the Credit Facility. The calculation of Consolidated EBITDA under the Credit Facility is as follows (in thousands):

Last Twelve Months Ended June 30, 2011
Net income attributable to American Renal Holdings Inc.	$10,277
Interest expense, net (1)	23,079
Income tax expense	2,144
Depreciation and amortization	17,110
Stock-based compensation	3,530
Transaction expenses (2)	1,318
Specified legal costs (3)	—
Management Fee (4)	714

Adjusted EBITDA (6)	$58,172
Net income attributable to noncontrolling interests with clinic-level debt (5)	3,608

Consolidated EBITDA (6)	$61,780

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents adjustments for certain legal costs as a specified exclusion.
(4)	Represents management fees payable to Centerbridge.
(5)	Reflects net income attributable to noncontrolling interests at those clinics with $9.0 million of third-party debt as of June 30, 2011. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(6)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of June 30, 2011:

Scheduled payments under contractual obligations (in thousands)	Total	2011 & 2012	2013 & 2014	2015	After 2015
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$9,027	$5,195	$2,867	$718	$247
Senior Secured Notes (1)	250,000	—	—	—	250,000
Operating leases (2)	64,109	13,602	16,233	6,970	27,304
Interest payments (3)	144,744	31,966	42,076	20,966	49,736

Total	$467,880	$50,763	$61,176	$28,654	$327,287

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15, commencing November 15, 2010. As of June 30, 2011, accrued interest totals approximately $2.6 million.
(2)	Net of estimated sublease proceeds of $1.0 million per year from 2011 to 2015 and $7.2 million thereafter.
(3)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes.

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

Since our inception, $11.7 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated cash obligations in each of the specified years under all time-based puts existing as of June 30, 2011 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2011 are exercised on July 1, 2011 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

Year	Amount Exercisable
2011	$8,244
2012	8,327
2013	9,790
2014	3,016
2015	659
Thereafter	1,420

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

In June 2011, the Financial Accounting Standard Board issued EITF Issue 09-H: “Health Care Entities: Presentation and Disclosure of Net Revenues, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. EITF 09-H is effective for us beginning on January 1, 2012. We do not expect that the adoption of this new standard will have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. We believe that these accounting policies are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of June 30, 2011.

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

Interest Rate Risk

Our Credit Facility contains multiple interest rate options which allow us to choose between a U.S. prime rate based interest rate or a London Interbank Offered Rate based interest rate. As of June 30, 2011, there were no borrowings under our Credit Facility. If we were to draw on it, then we would be subject to changes in interest rates. As of June 30, 2011 we did not maintain any interest rate swap agreements.

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

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-Q.

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

Investors should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q as well as in Part I Item 1A of our Annual Report on Form 10-K.

Risks Relating to Our Business

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For both the three and six months ended June 30, 2011, we derived approximately 41% of our net operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

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

Additionally, our revenues are sensitive to the percentage of patients with commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, including a 3-month coordination of benefits period. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the usually lower Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs, our revenues, earnings and cash flows would be adversely affected.

We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely due to the current economic recession which has reduced the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under, state Medicaid programs and the Medicare ESRD program could adversely affect our operating results and financial condition.

Medicare, as required by the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”, Pub. L. No. 110-275), modified its method for calculating payments to outpatient dialysis facilities, effective January 1, 2011. A final rule implementing this legislation was issued on August 12, 2010. See 75 Fed. Reg. 49030. Under the previous method, known as the composite rate methodology, Medicare paid a fixed amount for each dialysis treatment but provided additional reimbursements for laboratory services, administration of pharmaceuticals and for certain pharmaceutical, such as EPO. Under the new prospective payment methodology, known as the bundled payment system, each outpatient dialysis facility receives a single all-inclusive payment designed to cover the dialysis treatment and supplies, laboratory services, administration of pharmaceuticals, and the pharmaceuticals themselves, including EPO.

The per-treatment base-bundled rate payable to each facility is adjusted to take by an inflation factor and geographic variations in wage rates, may be adjusted upward if the treatment volume at a given facility falls below certain thresholds, and may further be adjusted to accommodate each facility’s case-mix (e.g., patient age, body surface, body mass index co-morbidities). Facilities may also receive additional payments for so-called outliers, cases where the cost of treatment significantly exceeds the imputed Medicare payment for that patient.

The new methodology also requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is operating “at risk” for these ancillary items and services. If EPO utilization, for instances increases beyond that contemplated when the bundled rate was set by CMS, then that could have a significant adverse effect on facility’s profitability. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive.

The new prospective payment rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards. However, to the extent our facilities do not fully meet the established benchmarks, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we may experience increases in operating costs, such as labor and supply costs, that may not fully off-set by inflation-based increases in Medicare payments.

Further, to ensure budget neutrality during the four-year transition, Medicare reduced each facility’s payments by 3.1 percent based on the assumption that more than half of the dialysis facilities nationwide would opt to participate in the transition. The actual percentage of facilities which elected to forego the transition and be paid fully under the blended rate methodology effective January 1, 2011, was about 87 percent. As a result, CMS announced in 76 Fed. Reg. 18930 that for services furnished April 1, 2011 through December 31, 2011, it would eliminate the 3.1% payment reduction.

We derived approximately 2% of our revenues for the both the three and six months ended June 30, 2011, from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

On December 17, 2010, the Department of Veterans Affairs published a final rule, (75 Fed. Reg. 78901) effective in February 2011, which materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. The new VA payment methodology has had a significant negative impact on our net operating revenues and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to VA patients.

During both the three and six months ended June 30, 2011, we derived approximately 59% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid. Prior to January 2011, the Medicare ESRD program paid us for dialysis treatment services at a single composite rate for each dialysis treatment, adjusted based upon geography and individual patient characteristics. The composite rate included the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. This Medicare ESRD program did not provide for regular percentage increases in the composite rate. Accordingly, the amounts by which we were reimbursed for our services were not adjusted to keep pace with inflation, even if our operating costs, which include labor and supply costs, increased.

Other services and pharmaceuticals, vitamin D analogs, and iron supplements, were separately billed. These separately-billable pharmaceuticals included erythropoietin (“EPO”), a pharmaceutical used to treat anemia, a common complication associated with ESRD.

Beginning in January 2011, Medicare ESRD payments are made under a bundled payment rate which provides for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the previous methodology. Further the bundled payment system requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards. To the extent our facilities do not fully meet the established benchmarks, however, we may not earn back all (or any) of the dollars withheld.

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

On July 8, 2011, CMS published for public comment its proposed updates and adjustments to Medicare payments to dialysis facilities for ESRD beneficiaries. If the proposed rule is implemented CMS estimates that for calendar year 2012 payment rates should increase by 1.8%, which represents a 3.00% increase as a result of inflation (ESRD market basket) less a 1.2% productivity adjustment required by statute. The proposed rule also would refine and modify the factors to be used in the new Quality Incentive Program (“QIP”). Under the QIP, beginning in 2012, two percent of a facility’s CMS are withheld, but can be earned back if a facility meets certain clinical benchmarks. Of note is that the CMS is proposing to eliminate effective January 1, 2013, one QIP factor that arguably improves with administration if ESAs, such as EPO. CMS and the FDA are concerned that ESAs may increase the risk of a heart attack and other side effects. Therefore, CMS has concluded that it would not be appropriate to continue to incentivize ESRD providers and facilities to achieve hemoglobin levels above 10g/dL in all patients. It is unclear what impact this proposed modification would have our operations or finances. On the one hand, in may reduce costs by lowering the volume of EPO used and purchased, but on the other hand it may adversely affect our facilities’ QIP scores. Further, reduced usage of EPO may reduce payments from private insurers that reimburse separately for EPO.

Federal or state healthcare reform laws could adversely affect our operating results and financial condition.

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act that modified the newly enacted Patient Protection and Affordable Care Act, commonly and jointly referred to as the Health Care Reform Act. This culmination of a year-long legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to dialysis services, is unknown.

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the Health Care Reform Act. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals increase the number of insured persons by expanding eligibility for public programs or assistance, and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payors. As a result, commercial payors may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are pending in various courts, including four United States Courts of Appeals.

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

Our dialysis services business is dependent upon patients choosing our clinics as the location for their treatments. Patients may select a clinic based, in whole or in part, on the recommendation of their physician. We believe that physicians and other clinicians typically consider a number of factors when recommending a particular dialysis facility to an ESRD patient, including, but not limited to, the quality of care at a clinic, the competency of a clinic’s staff, convenient scheduling, and a clinic’s location and physical condition. Physicians, including our nephrologist partners who are our medical directors, may change their facility recommendations at any time, which may result in the transfer of our existing patients to competing clinics, including clinics established by the physicians themselves. Our dialysis care business also depends on recommendations by hospitals, managed care plans and other healthcare institutions. If a significant number of providers cease referring their patients to our clinics, this would reduce our dialysis care revenue and could materially adversely affect our overall operations.

Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.

We take great efforts to ensure that our JV arrangements and medical director agreements comply with applicable laws and government regulations or fall within applicable safe harbors. Our business model is focused on JVs with nephrologist partners, which we have sought to structure in compliance with the federal anti-kickback statute, the Stark Law, and analogous state anti-kickback and self-referral laws, including the exceptions applicable to Medicare ESRD services. Many of our JVs with physicians or physician groups also involve the nephrologist partners providing medical director services to those clinics. Under Medicare regulations, each of our dialysis clinics is required to have an active medical director who is responsible for decision-making in analyzing core processes and patient outcomes and in stimulating a team approach to Continuous Quality Improvement and patient safety. For these services, we retain a physician on an independent contractor basis at an annual fixed fee to serve as the medical director. In the majority of cases, the medical director is also a nephrologist partner of ours in the particular dialysis clinic in question.

We believe that our relationships with our nephrologist partners, which includes our medical directors, meet most but not all of the elements of one of the safe harbors to the federal anti-kickback statute and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor are not prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, has indicated a concern about joint venture arrangements between physicians and other healthcare providers that may benefit from referrals of patients by those physicians or other business generated between the parties. Accordingly, there is some risk that the OIG or another government agency might investigate our JV arrangements and medical director contracts. In addition, if physician self-referral laws were to be interpreted differently than they currently are, we may be found to be in violation of such laws. If our arrangements with our medical directors were investigated and determined to violate the federal anti-kickback statute or analogous state laws, we could be required to restructure these relationships. We could also be subjected to severe monetary consequences that could adversely affect our operating results and financial condition, including, but not limited to, the repayment of amounts received from Medicare by the offending clinics and the payment of penalties.

If we cannot renew our medical director agreements or enforce the noncompetition agreements with our medical directors, whether due to regulatory or other reasons, our operating results and financial condition could be materially and adversely affected.

Our medical director contracts are for fixed initial ten-year periods with automatic renewal options. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in an effort to meet the safe harbor provisions of the anti-kickback statute, Stark Law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to recommend us to their patients. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop recommending our dialysis clinics to their patients. If a significant number of physicians were to cease recommending our dialysis clinics to their patients, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

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

Changes in clinical practices that result in decreased use of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could adversely affect our payments from commercial payors and this could adversely affect our operating results and financial condition. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing, entitled “Patient Safety and Quality Issues in End Stage Renal Disease Treatment,” which discussed the issue of the utilization of erythropoiesis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, the CMS Medical Evidence Development & Coverage Committee (“MEDCAC”) met to examine currently available evidence on the use of erythropoiesis stimulating agents (“ESAs”), including EPO. MEDCAC is an independent body established to provide guidance and expert advice to CMS on clinical issues. At the meeting, evidence was presented from current and recently completed clinical studies regarding the effectiveness of use of ESAs to manage anemia in patients who have chronic kidney disease. It is difficult to assess the impact of these possible changes on Medicare payments. On the one hand, reductions in frequency with which ESAs are administered should reduce costs. On the other hand, though, Medicare may reduce the per-treatment base-rate to reflect this reduction. These changes, to the extent that they lead to a reduction in drug utilization, may adversely affect payments from those commercial payors that reimburse facilities separately for each dose of an ESA that is administered to a covered patient. This in turn could have a material adverse effect on our revenues, earnings and cash flows.

Amgen Inc. (“Amgen”) is the sole supplier of EPO. We purchase EPO from Amgen through a group purchasing organization that negotiates the terms on which we purchase EPO. The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances or as a result of excessive demand. In addition, our group purchasing organization may be unable to negotiate acceptable terms for us to purchase EPO from Amgen, or Amgen may unilaterally decide to increase its price for EPO at any time. If that occurs, we may have no ability on our part to pass any price increases to our non-prospective payment payors, e.g., Medicare. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreements with our group purchasing organization and Amgen for EPO include potential rebates that depend upon our reaching certain targets, we cannot predict whether we will continue to receive rebates for EPO at the levels that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreements with our group purchasing organization and Amgen provide for specific rebates off list price based on a combination of factors, including data submission. Factors that could affect our ability to qualify for rebates provided for in our agreements with our group purchasing organization and Amgen in the future include our ability to track data elements. Failure to meet targets and earn the specified rebates could adversely affect our operating results and financial condition.

Amgen has developed and obtained FDA approval for Aranesp®, and Roche has developed Mircera®, each of which is a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® and Mircera® are administered less frequently. If Aranesp®, Mircera® or any future alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of these pharmaceuticals than we currently receive for EPO from our commercial payors. A significant increase in the development and use of similar alternatives to EPO, or a change in drug administration practices, could adversely affect our operating results and financial condition.

The proposed changes in the QIP program and the FDA labeling of EPO may affect our finances although its impact cannot be fully assessed at this point. As noted above, effective January 1, 2013, CMS has proposed eliminating a QIP factor that relies on the administration of EPO. CMS is concerned with EPO’s side-effects for certain patients. Reduction in use of EPO by our facilities will reduce their costs, but that reduction could be accompanied by corresponding reduction in the bundled rate to take into account these lower costs. This assumes that reduction in EPO usage leads to a cost reduction. Moreover, voluntary reduction in EPO usage may reduce payments from private payors that reimburse separately for EPO.

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

From time to time, we may be the subject of inquiries or investigations by governmental authorities. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare, Medicaid and other federal health care programs, and, in some cases, criminal penalties. Further, in many cases the mere existence or announcement of any such inquiry could have a material adverse effect on our business. While some proceedings against companies in our industry may be filed under seal, such a whistleblower action under the federal False Claims Act, we have no notice or knowledge that proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for these investigations to continue for a considerable period of time. Responding to these investigations can require substantial management attention and significant legal expense, which could materially adversely affect our operations.

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

Our nephrologist partners participate in material strategic and operating decisions we make for our clinics. For example, we generally must obtain the consent of our nephrologist partners before making any material amendments to the operating agreement for the dialysis clinic or admitting additional members. In addition, some of our JV operating agreements grant our nephrologist partners rights to require us to purchase—at fair market value or book value depending on the circumstances—their ownership interests at certain set times or upon the occurrence of certain triggering events. Event-based triggers of these rights in various JV operating agreements may include sale of assets, closure of the clinic, acquisitions over a certain dollar amount, failure to make distributions and other events. The consummation of the Merger Transactions triggered some of these rights of our nephrologist partners, but such rights were waived. Time-based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates.

The rights of our nephrologist partners to approve material decisions could limit our ability to take actions that we believe are in our best interest and the best interest of the dialysis clinic. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our nephrologist partners.

The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including borrowings under the Revolving Credit Facility, the Senior Secured Notes and the payments of the notes being exchanged hereby. As a result of the exercise of these rights by nephrologist partners, we may also lose the JV ownership structure in some of our clinics. As of June 30, 2011, we have recorded liabilities of approximately $31.5 million for all existing time-based obligations and approximately $13.1 million for all existing event-based obligations to our nephrologist partners, which amounts reflect our estimation of fair market value as of June 30, 2011.

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

The Sarbanes-Oxley Act of 2002 also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements, and have management review the effectiveness of those controls on an annual basis (and, in certain cases, have the independent auditor attest to the effectiveness of such internal controls). We are required to comply with these requirements, and therefore may not have comparable procedures in place as compared to public companies.

We will, to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, be required to annually complete an evaluation of our internal controls over financial reporting beginning in our 2011 Annual Report on Form 10-K. Because we are currently in the process of evaluating our internal controls, we cannot predict the outcome of this testing and our internal controls over financial reporting may not be effective. If our internal controls are ineffective, our financial results could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with these evaluations.

We are owned and controlled by the Sponsor, and the Sponsor’s interests as equity holders may conflict with yours as a creditor.

The Sponsor owns a significant majority of our equity and, accordingly, has the ability to control our policies and operations. As a result, the Sponsor has control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsor may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.

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

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp. (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.1	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.2	American Renal Associates Inc. By-Laws (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

4.1	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.2	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.3	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 4.1).

4.4	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.5	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.6	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.1	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.2	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.3	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.4	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Christopher T. Ford (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.6	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.7	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough (as amended) (incorporated by reference to the registration statements on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010, and by American Renal Associates Holdings, Inc. on July 22, 2011).

10.8	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan (incorporated by reference to the registration statement on Form S-4 filed by American Renal Associates Holdings Inc. on July 22, 2011).

10.9	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.10	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.11	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.12	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.13	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.14	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.15	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.16	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and Lakhan Saha (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.17	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.18	2011 American Renal Associates Holdings, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL HOLDINGS INC.
(Registrant)

/s/ JON WILCOX
Name:	Jon Wilcox
Title:	Chief Financial Officer

            August 12, 2011

(Date)