Form 10-Q
period 2011-09-30
American Renal Holdings Inc.
filed 2011-11-10
CIK 1504735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, there were outstanding 8,860,501 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., the indirect parent of American Renal Holdings Inc., none of which were publicly traded.

INDEX

		PAGE
PART I. Financial Information

Item 1.	Financial Statements:
	Unaudited Consolidated Balance Sheets as of September 30, 2011 (successor) and December 31, 2010 (successor)	1
	Unaudited Consolidated Statements of Income for the three months ended September 30, 2011 (successor) and September 30, 2010 (successor)	2
	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2011 (successor) and for the period January 1, 2010 through May 7, 2010 (predecessor) and for the period May 8, 2010 through September 30, 2010 (successor)	3
	Unaudited Consolidated Statements of Changes in Equity (Deficit) for the nine months ended September 30, 2011 and for the period May 8, 2010 through December 31, 2010 (successor) and for the period from January 1, 2010 through May 7, 2010 (predecessor)	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (successor) and for the period January 1, 2010 through May 7, 2010 (predecessor) and for the period May 8, 2010 through September 30, 2010 (successor)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 6.	Exhibits	52

SIGNATURES

EXHIBIT INDEX

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	Successor
	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,565	$18,239
Accounts receivable, less allowance for doubtful accounts of $5,065 and $1,498 at September 30, 2011 and December 31, 2010, respectively	56,534	51,431
Inventories	2,421	2,331
Prepaid expenses and other current assets	3,605	4,849
Income tax receivable	283	1,458
Deferred tax assets	9,435	9,138

Total current assets	109,843	87,446
Property and equipment, net	68,049	62,742
Deferred financing costs, net	4,479	4,973
Intangible assets, net	35,860	38,511
Other long-term assets	1,686	1,592
Goodwill	502,175	501,790

Total assets	$722,092	$697,054

Liabilities and Equity
Current liabilities:
Accounts payable	$15,566	$21,401
Accrued compensation and benefits	11,280	8,909
Accrued expenses and other current liabilities	35,313	19,613
Amount due to sellers	2,192	5,083
Current portion of long-term debt	3,902	4,096
Current portion of capital lease obligations	50	48

Total current liabilities	68,303	59,150
Long-term debt, less current portion	248,467	245,594
Capital lease obligations, less current portion	124	162
Other long-term liabilities	3,153	2,881
Deferred tax liabilities	13,807	13,807

Commitments and contingencies (Note I)

Noncontrolling interests subject to put provisions	45,570	44,236

Equity:
Common stock, no par value, 1,000 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	190,178	188,347
Receivable from shareholder	(321)	—
Accumulated deficit	(1,599)	(9,763)

Total American Renal Holdings Inc. equity	188,258	178,584
Noncontrolling interests not subject to put provisions	154,410	152,640

Total equity	342,668	331,224

Total liabilities and equity	$722,092	$697,054

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in thousands)

	Successor	Successor
	Three Months Ended September 30, 2011	Three months Ended September 30, 2010

Net operating revenues	$92,666	$77,231

Operating expenses:
Patient care costs	54,922	49,321
General and administrative	9,701	8,001
Merger and transaction-related costs	—	152
Depreciation and amortization	4,509	4,085
Provision for uncollectible accounts	1,118	371

Total operating expenses	70,250	61,930

Operating income	22,416	15,301
Interest expense, net	(5,816)	(5,885)

Income before income taxes	16,600	9,416
Income tax expense	2,602	977

Net income	13,998	8,439
Less: Net income attributable to noncontrolling interests	(10,050)	(6,907)

Net income attributable to American Renal Holdings Inc.	$3,948	$1,532

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2011	May 8, 2010 through September 30, 2010	January 1, 2010 through May 7, 2010
Net operating revenues	$266,975	$120,833	$102,094

Operating expenses:
Patient care costs	162,497	78,335	66,042
General and administrative	29,418	14,991	10,016
Merger and transaction-related costs	222	14,839	7,378
Depreciation and amortization	13,222	6,434	4,429
Provision for (recoveries of) uncollectible accounts	3,492	1,021	(334)

Total operating expenses	208,851	115,620	87,531

Operating income	58,124	5,213	14,563
Interest expense, net	(17,394)	(9,205)	(5,717)

Income (loss) before income taxes	40,730	(3,992)	8,846
Income tax expense (benefit)	5,380	(649)	2,264

Net income (loss)	35,350	(3,343)	6,582
Less: Net income attributable to noncontrolling interests	(27,186)	(10,949)	(9,266)

Net income (loss) attributable to American Renal Holdings Inc.	$8,164	$(14,292)	$(2,684)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stockholders	Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	$(735)	246,900	$(1,065)	$23,704	$(97,784)	$(75,869)	$16,057
Net income (loss)	1,942	—	—	—	—	—	—	—	—	—	—	(2,684)	(2,684)	7,324
Issuance of common stock	—	—	—	—	—	328,490	—	—	—	—	7	—	7
Adjustment for tax benefits from stock awards exercised	—	—	—	—	—	—	—	—	—	—	9,140	—	9,140
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	219
Distributions to noncontrolling interests	(2,487)	—	—	—	—	—	—	—	—	—	—	—	—	(8,907)
Contributions from noncontrolling interests	128	—	—	—	—	—	—	—	—	—	—	—	—	422
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	98
Sales of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)	626
Purchases of noncontrolling interests	(1,183)	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in fair value of noncontrolling interests	6,668	—	—	—	—	—	—	—	—	—	(6,668)	—	(6,668)	—

Balance at May 7, 2010 (unaudited)	$43,499	7,300,000	$7	2,675,000	$3	1,658,740	$1	$(735)	246,900	$(1,065)	$26,152	$(100,468)	$(76,105)	$15,620

See the accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Holdings Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stockholders	Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Successor Entity Acquisition transaction	—	(7,300,000)	(7)	(2,675,000)	(3)	(1,658,740)	(1)	735	(246,900)	1,065	(26,152)	100,468	76,105	139,900

Successor Entity Opening Balances	$43,499	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$155,520
Capital contribution	—	—	—	—	—	1,000	—	—	—	—	186,433	—	186,433	—
Net income (loss)	4,478	—	—	—	—	—	—	—	—	—	—	(9,763)	(9,763)	13,966
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	369	—	369
Parent capital costs	—	—	—	—	—	—	—	—	—	—	(137)	—	(137)
Distributions to noncontrolling interests	(4,598)	—	—	—	—	—	—	—	—	—	—	—	—	(14,705)
Contributions from noncontrolling interests	395	—	—	—	—	—	—	—	—	—	—	—	—	1,801
Acquisitions of noncontrolling interests	310	—	—	—	—	—	—	—	—	—	—	—	—	445
Sales of noncontrolling interests	40	—	—	—	—	—	—	—	—	—	251	—	251	—
Purchases of noncontrolling interests	(245)	—	—	—	—	—	—	—	—	—	1,788	—	1,788	(4,387)
Change in fair value of noncontrolling interests	357	—	—	—	—	—	—	—	—	—	(357)	—	(357)	—

Balance at December 31, 2010	$44,236	—	$—	—	$—	1,000	$—	—	$—	$—	$188,347	$(9,763)	$178,584	$152,640
Net income	6,184	—	—	—	—	—	—	—	—	—	—	8,164	8,164	21,002
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,419	—	3,419	—
Distributions to noncontrolling interests	(6,675)	—	—	—	—	—	—	—	—	—	—	—	—	(19,042)
Contributions from noncontrolling interests	201	—	—	—	—	—	—	(321)	—	—	—	—	(321)	898
Acquisitions of noncontrolling interests	371	—	—	—	—	—	—	—	—	—	—	—	—	257
Sales of noncontrolling interests	285	—	—	—	—	—	—	—	—	—	117	—	117	221
Purchases of noncontrolling interests	(48)	—	—	—	—	—	—	—	—	—	(1,534)	—	(1,534)	(721)
Reclassification	845	—	—	—	—	—	—	—	—	—		—	—	(845)
Change in fair value of noncontrolling interests	171	—	—	—	—	—	—	—	—	—	(171)	—	(171)	—

Balance at September 30, 2011 (unaudited)	$45,570	—	$—	—	$—	1,000	$—	(321)	$—	$—	$190,178	$(1,599)	$188,258	$154,410

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2011	May 8, 2010 through September 30, 2010	January 1, 2010 through May 7, 2010
Operating activities
Net income (loss)	$35,350	$(3,343)	$6,582
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,222	6,434	4,429
Amortization of deferred financing costs and debt discounts	1,160	752	205
Stock-based compensation expense	3,419	4,487	219
Deferred taxes	(298)	—	1,130
Accrued interest on obligations under Series X preferred stock agreement	—	—	3,137
Gain on nonmonetary exchange	—	—	(114)
Non-cash rent charges	403	423	186
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,103)	2,132	(2,465)
Inventories	(90)	424	(6)
Prepaid expenses and other current assets	826	730	(1,529)
Other assets	(93)	2,938	23
Accounts payable	(5,835)	846	(855)
Accrued compensation and benefits	2,371	2,161	754
Accrued expenses and other current liabilities	18,428	(2,762)	(6,331)
Other liabilities	143	1,615	(70)

Cash provided byoperating activities	63,903	16,837	5,295

Investing activities
Purchases of property and equipment	(14,559)	(6,141)	(4,904)
Cash paid for acquisitions	(2,563)	(275)	(102)
Cash paid for predecessor entity, net of cash acquired	(2,891)	(249,716)	56

Cash used in investing activities	(20,013)	(256,132)	(4,950)

Financing activities		—
Payments on long-term debt	(2,213)	(65,104)	(5,391)
Proceeds from borrowings	1,004	—	—
Payments on capital lease obligations	(36)	(78)	(249)
Proceeds from issuance of common stock	—	161,732	8
Distributions to noncontrolling interests	(25,717)	(9,934)	(11,394)
Issuance of debt, net of issuance costs	3,300	236,774	—
Payoff of Series X mandatorily redeemable preferred stock	—	(68,088)	—
Contributions from noncontrolling interests	778	1,926	550
Purchases of noncontrolling interests	(2,303)	(2,716)	(1,183)
Proceeds from sales of additional noncontrolling interests	623	121	376

Cash (used in) provided by financing activities	(24,564)	254,633	(17,283)

Increase (decrease) in cash and cash equivalents	19,326	15,338	(16,938)
Cash and cash equivalents at beginning of period	18,239	12,241	29,179

Cash and cash equivalents at end of period	$37,565	$27,579	$12,241

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$734	$—	$3,340
Cash paid for interest	12,207	—	2,506
Supplemental Disclosure of Non-Cash Financing Activities
Contributions from noncontrolling interests in the form of a receivable	321	—	—
Noncontrolling interest in net assets of acquisitions	628	—	98

See accompanying notes to the unaudited consolidated financial statements.

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

The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate base purchase price of $415 million, subject to adjustments for working capital, indebtedness, certain specified liabilities and certain tax savings. The aggregate base purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P. and its affiliates (“Centerbridge”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.” See Note E for a summary of the terms of the Senior Secured Notes.

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

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010 and the financial reporting periods are presented as follows:

•	The three and nine month periods ended September 30, 2011 reflect the successor period, reflecting the Merger.

•

The nine month period ended September 30, 2010 includes the predecessor period of the Company from January 1, 2010 to May 7, 2010 and the successor period, reflecting the Merger, from May 8, 2010 to September 30, 2010. The consolidated financial statements for the predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the successor are not comparable to periods preceding the Merger.

Total fees and expenses related to the Transactions aggregated approximately $28.7 million consisting of $23.4 million of merger and transaction-related costs acquisition costs and $5.3 million of deferred financing costs. Of the $23.4 million, $7.4 million was recognized in the predecessor period and $16.0 million was recognized in the successor period.

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

Fair Value of Consideration Transferred

At the closing, the Parent made a cash payment to the former shareholders of the Company equal to the sum of the initial purchase price of $217.9 million plus $1.8 million based on an estimated working capital adjustment and other adjustments in accordance with the Merger Agreement. The final working capital adjustment was settled during the third quarter of fiscal 2010 for an additional payment of $379,000. In addition, at the close, Parent made a cash payment to an escrow agent for $30.0 million. In July 2010, $2.5 million was released and during the nine-month period ended September 30, 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Company’s former stockholders are additionally entitled to certain future tax benefits realized as a result of the Merger. The Company has estimated this amount at $17.0 million for which a liability to the sellers was recognized. As of September 30, 2011, $14.8 million of this liability has been paid. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes.

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including Note B which discusses principles of consolidation and summary of significant accounting policies. These statements have been prepared in accordance with U.S. GAAP, which require management to make certain estimates and assumptions that affect reported amounts of assets, liabilities and noncontrolling interests and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include revenue recognition (contractual allowances) and the allowance for uncollectible accounts, valuation of goodwill and intangibles, fair value of noncontrolling interests, provision for income taxes and stock-based compensation. Actual results could differ from these estimates and actual results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results for the remainder of 2011 or future periods thereafter.

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

In June 2011, the Financial Accounting Standard Board issued EITF Issue 09-H: “Health Care Entities: Presentation and Disclosure of Net Revenues, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. When adopted in 2012, EITF 09-H will result in a reduction of the Company’s net operating revenue and total operating expenses but will not have an impact on our financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 amends Topic 350 on testing for goodwill impairment. Specifically, ASU 2011-08 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it would be required to calculate the fair value of the reporting unit under step one of the goodwill impairment test; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to step one of the goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 provides examples of events and circumstances that may be considered in the qualitative assessment. Events and circumstances that most affect a reporting unit’s fair value or the carrying amount should bear more weight in an entity’s determination of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments made by ASU 2011-08 are effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect that the adoption of this new standard will have a material effect on its financial position, results of operations or cash flows.

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description for the valuation methodologies used for noncontrolling interests measured at fair value. There were no changes in the methodologies used at September 30, 2011.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Company estimates the fair value of the Senior Secured Notes at $251,250, and term loans at $8,000 and the line of credit at $1,000 as of September 30, 2011.

Noncontrolling interests subject to put provisions—See Note D for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	September 30, 2011
	Total	Level 1	Level 2	Level 3

Temporary Equity
Noncontrolling interests subject to put provisions	$45,570	$—	$—	$45,570

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Temporary Equity
Noncontrolling interests subject to put provisions	$44,236	$—	$—	$44,236

NOTE C—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	Successor
	September 30, 2011	December 31, 2010
Payor refunds and retractions	$19,845	$15,024
Accrued interest	7,862	2,674

Accrued tax	4,644	—
Other	2,962	1,915

	$35,313	$19,613

NOTE D—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

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

As of September 30, 2011 and December 31, 2010, the Company’s potential obligations under these put provisions totaled approximately $32,288 and $35,827, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of September 30, 2011 and December 31, 2010, the Company’s potential additional obligations under these put provisions were approximately $13,282 and $8,409, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE E—LONG-TERM DEBT

Long-term debt consists of the following:

	Successor
	September 30, 2011	December 31, 2010
Senior secured notes issued May 7, 2010, interest payable semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Term loans, principal payments of $25 and interest at variable monthly rates (1.8% as of September 30, 2011) payable monthly through November 2011, with a balloon payment of $1,500 due December 2011	1,549	1,770
Term loan, principal payments of $9 and interest at variable rates (2.3% as of September 30, 2011) through May 2014, with balloon payment of $536 due May 2014	813	893
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	5,617	4,072
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	162	207
Line of credit, fixed interest of 4.8% due monthly, converts to term January 2012	1,004	—
Line of credit, variable interest due monthly, converted into term loan January 2011	—	200

	259,145	257,142
Less: discounts and fees, net of accumulated amortization	(6,776)	(7,452)
Less: current maturities	(3,902)	(4,096)

	$248,467	$245,594

Scheduled maturities of long-term debt as of September 30, 2011 are as follows for the periods ending December 31:

2011 (remainder)	$2,187
2012	2,227
2013	1,591
2014	1,314
2015	767
Thereafter	251,059

$259,145

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

As of September 30, 2011, there were no borrowings outstanding under the Credit Facility and the Company is in compliance with its covenants.

NOTE F—INCOME TAXES

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2011 (successor) was 15.7% and 13.2%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

The Predecessor’s effective income tax rate during the period from January 1, 2010 through May 7, 2010 was 25.6% which differed from the statutory federal rate of 35% primarily due to non-deductible transaction costs and interest expense, including original issue discount related to the Series X Preferred Stock. The Successor’s effective income tax rate for the three months ended September 30, 2010 was 10.4% which approximates the statutory federal tax rate on the Company’s proportionate share of pre-tax income from our majority-owned subsidiaries. The Successor’s effective income tax rate for the period from May 8, 2010 through September 30, 2010 was (16.3)%. This differs from the statutory federal tax rate primarily due to non-deductible transaction costs.

NOTE G—STOCK-BASED COMPENSATION

The predecessor entity issued stock options and other stock awards to executive management and employees under its stock-based compensation plans. During the period from January 1, 2010 to May 7, 2010 and the period from April 1, 2010 through May 7, 2010, the predecessor entity recognized $0.2 million and $0.1 million, respectively, of stock-based compensation.

In connection with the Merger, all unvested options were vested and all outstanding stock options were either converted into the right to receive the difference between $9.50 and the exercise price of the stock option or were rolled-over into fully vested options in the Successor (“Rollover Options”). As a result, the Company paid approximately $45.3 million related to the conversion of stock options of which $3.7 million was recorded as stock-based compensation expense during the period from May 8, 2010 to September 30, 2010 and the remaining $41.6 million was accounted for as part of purchase price of the Transaction.

In March 2011, the Parent declared and paid a dividend equal to $14.49 per share to holders of the Parent’s common stock. In connection with the dividend, the Company’s Parent also made a dividend equivalent payment of approximately $2.5 million to holders of Rollover Options which was recorded as stock-based compensation expense in the Company’s statement of operations. Additionally, in connection with the dividend, the exercise prices of the outstanding Rollover Options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the stock option which resulted in stock-based compensation expense of approximately $0.3 million.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the modification of these options.

In May 2010, the Parent adopted the C.P. Atlas Holdings, Inc. 2010 Stock Incentive Plan (the 2010 Plan) under which 1,574,782 shares of the Parent’s common stock were reserved for issuance to the Company’s employees, directors and consultants. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the nine months ended September 30, 2011, the Company’s Parent granted 104,105 options under the 2010 Plan to the Company’s employees at exercise price ranging from $6.51to $13.06 per share, the estimated fair value at such time. During the nine months ended September 30, 2011, 77,737 2010 Plan options vested and 20,076 were cancelled. Each option vests as follows: one-third over a five year period, dependent upon continued employment with the Company, and two-thirds upon a liquidity event resulting in a specified return to the Parent. The Company records stock-based compensation expense only related to the time-based portion of each option. Accordingly, the recognition of stock-based compensation attributable to the performance-based portion of each option is deferred until the consummation of a liquidity event.

In January 2011, the Parent adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the 2011 Director’s Plan) under which 100,000 shares of the Parent’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the three and nine months ended September 30, 2011, the Company’s Parent granted 0 and 16,000 options, respectively, under the 2011 Director’s Plan to members of the Company’s Board of Directors at an exercise price of $6.51 per share, all of which were outstanding as of September 30, 2011 and 3,200 of which were vested as of September 30, 2011. Each option vests as follows: one-third over a five year period, dependent upon continued service with the Company, and two-thirds upon a liquidity event resulting in a specified return to the Parent. The Company records stock-based compensation expense only related to the time-based portion of each option. Accordingly, the recognition of stock-based compensation attributable to the performance-based portion of each option is deferred until the consummation of a liquidity event.

During the three and nine months ended September 30, 2011, the Company recorded $0.3 million and $0.7 million, respectively, in stock-based compensation expense ($0.2 million and $0.4 million, respectively net of taxes) related to the 2010 Plan and the 2011 Director’s Plan. Unrecognized compensation net of estimated forfeitures related to time-based options amounted to approximately $2.7 million at September 30, 2011.

The weighted-average assumptions used to estimate the fair values of the 2010 Plan and the 2011 Director’s Plan stock options granted in 2011 are as follows:

Risk-free interest rates	1.63 - 2.8%
Expected dividend yield	0%
Expected term of option	6.5 years
Expected volatility	39-40%
Weighted-average grant date fair value per share of options granted	$3.70

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

NOTE H—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $0.7 million, $0.9 million and $1.0 million for the three months ended September 30, 2010, the period from January 1, 2010 to May 7, 2010 and the period from May 8, 2010 to September 30, 2010, respectively. For the three and nine months ended September 30, 2011, rent expense was $0.7 million and $2.0 million, respectively. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.1 million, $0.2 million and $0.2 million for the three months ended September 30, 2010 and the periods from January 1, 2010 to May 7, 2010 and May 8, 2010 to September 30, 2010, respectively. For the three and nine months ended September 30, 2011, rent income was $0.1 million and $0.4 million, respectively.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three and nine months ended September 30, 2011, the Company recorded $0.2 million and $0.5 million, respectively of expense related to this agreement.

In March 2011, the Parent issued $135.0 million of aggregate Senior Pay-In-Kind Toggle Notes (the PIK Notes) in a private placement. The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of the Parent. In addition, the Company made a dividend equivalent payment to certain option holders and modified all outstanding stock options. (See Note G for further information). The issuance of the PIK Notes did not change any guarantees or obligations of the Company as disclosed herein related to the Notes or the Credit Facility. The Company does not guarantee repayment of the PIK Notes nor do any of its assets serve as collateral for the PIK Notes.

NOTE I—COMMITMENTS AND CONTINGENCIES

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

Professional Liability Coverage

The Company maintains professional liability insurance coverage on a claims-made basis. Under this type of policy, claims based on occurrences during its term, but reported subsequently, will be uninsured should the policy not be renewed or replaced with other coverage. Management expects to be able to obtain renewal or other coverage in future periods, and has accrued the estimated cost associated with coverage of past occurrences to be reported in subsequent periods.

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

NOTE J—SUPPLEMENTAL INFORMATION

As set forth in Note E, the Notes are guaranteed, jointly and severally, by all wholly-owned current or future domestic subsidiaries of the Company and by American Renal Holdings Intermediate Company, LLC. (the Guarantors).

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

The information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011, and from May 8, 2010 through September 30, 2010 presents the financial position, results of operations and cash flows of the Successor entity. The information for the period January 1, 2010 through May 7, 2010 presents the results of operations and cash flows of the Predecessor entity. The consolidating information may not necessarily be indicative of the financial position, results of operations or cash flows had ARH, Guarantors and Non-Guarantors operated as independent entities.

Condensed Consolidating Balance Sheet—September 30, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$15,191	$22,374	$—	$37,565
Accounts receivable	—	200	56,334	—	56,534
Inventories	—	97	2,324	—	2,421
Prepaid expenses and other current assets	283	15,541	3,177	(15,113)	3,888
Deferred tax assets	9,435	—	—	—	9,435

Total current assets	9,718	31,029	84,209	(15,113)	109,843
Property and equipment, net	—	2,566	65,483	—	68,049
Deferred financing costs, net	4,385	—	94	—	4,479
Intangible assets	—	25,654	10,206	—	35,860
Other long-term assets	—	14,397	1,608	(14,319)	1,686
Receivables from subsidiaries	—	24,814	—	(24,814)	—
Investment in subsidiaries	49,603	—	—	(49,603)	—
Goodwill	384,235	—	1,537	116,403	502,175

Total assets	$447,941	$98,460	$163,137	$12,554	$722,092

Liabilities and Equity
Current liabilities	$2,192	$19,049	$86,958	$(39,896)	$68,303
Long-term debt, less current portion	243,333	—	19,453	(14,319)	248,467
Capital lease obligations, less current portion	—	—	124	—	124
Other long-term liabilities	—	176	2,977	—	3,153
Deferred tax liabilities	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	—	(77,755)	123,325	45,570
Total American Renal Holdings Inc. equity	188,609	79,235	(23,030)	(56,556)	188,258
Noncontrolling interests not subject to put provisions	—	—	154,410	—	154,410

Total equity	188,609	79,235	131,380	(56,556)	342,668

Total liabilities and equity	$447,941	$98,460	$163,137	$12,554	$722,092

Condensed Consolidating Balance Sheet—December 31, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(1,781)	$20,020	$—	$18,239
Accounts receivable	—	265	51,166	—	51,431
Inventories	—	23	2,308	—	2,331
Prepaid expenses and other current assets	1,458	14,459	4,761	(14,371)	6,307
Deferred tax assets	9,138	—	—	—	9,138

Total current assets	10,596	12,966	78,255	(14,371)	87,446
Property and equipment, net	—	1,973	60,769	—	62,742
Deferred financing costs, net	4,932	—	41	—	4,973
Intangible assets, net	—	26,442	12,069	—	38,511
Other long-term assets	—	22,273	1,532	(22,213)	1,592
Receivables from subsidiaries	—	17,344	—	(17,344)	—
Investment in subsidiaries	45,505	—	—	(45,505)	—
Goodwill	379,144	—	1,536	121,110	501,790

Total assets	$440,177	$80,998	$154,202	$21,677	$697,054

Liabilities and Equity
Current liabilities	$5,083	$5,495	$80,256	$(31,684)	$59,150

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Long-term debt, less current portion	242,578	464	24,764	(22,212)	245,594
Capital lease obligations, less current portion	—	—	162	—	162
Other long-term liabilities	—	277	2,604	—	2,881
Deferred tax liabilities	13,807	—	—	—	13,807
Noncontrolling interests subject to put provisions	—	450	(147,074)	190,860	44,236
Total American Renal Holdings Inc. equity	178,709	74,312	40,850	(115,287)	178,584
Noncontrolling interests not subject to put provisions	—	—	152,640	—	152,640

Total equity	178,709	74,312	193,490	(115,287)	331,224

Total liabilities and equity	$440,177	$80,998	$154,202	$21,677	$697,054

Condensed Consolidating Statement of Operations—Three Months Ended September 30, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$98	$92,568	$—	$92,666
Total operating expenses	—	1,658	68,592	—	70,250

Operating (loss) income	—	(1,560)	23,976	—	22,416
Interest expense, net	(4,762)	(8)	(1,046)	—	(5,816)

Income (loss) before taxes	(4,762)	(1,568)	22,930	—	16,600
Income tax expense	2,524	—	78	—	2,602

(Loss) income before earnings in subsidiaries	(7,286)	(1,568)	22,852	—	13,998
Equity earnings in subsidiaries	11,234	12,802	—	(24,036)	—

Net income	3,948	11,234	22,852	(24,036)	13,998
Less: Net income attributable to noncontrolling interests	—	—	—	(10,050)	(10,050)

Net income attributable to American Renal Holdings Inc.	$3,948	$11,234	$22,852	$(34,086)	$3,948

Condensed Consolidating Statement of Operations—Nine Months Ended September 30, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$618	$266,357	$—	$266,975
Total operating expenses	222	7,461	201,168	—	208,851

Operating (loss) income	(222)	(6,843)	65,189	—	58,124
Interest expense, net	(14,195)	(25)	(3,174)	—	(17,394)

Income (loss) before taxes	(14,417)	(6,868)	62,015	—	40,730
Income tax expense	4,914	—	466	—	5,380

(Loss) income before earnings in subsidiaries	(19,331)	(6,868)	61,549	—	35,350
Equity earnings in subsidiaries	27,495	34,363	—	(61,858)	—

Net income	8,164	27,495	61,549	(61,858)	35,350
Less: Net income attributable to noncontrolling interests	—	—	—	(27,186)	(27,186)

Net income attributable to American Renal Holdings Inc.	$8,164	$27,495	$61,549	$(89,044)	$8,164

Condensed Consolidating Statement of Operations— Three Months Ended September 30, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$312	$76,919	$—	$77,231
Total operating expenses	22,218	(20,537)	60,249	—	61,930

Operating (loss) income	(22,218)	20,849	16,670	—	15,301
Interest expense, net	(4,978)	(31)	(876)	—	(5,885)

Income (loss) before taxes	(27,196)	20,818	15,794	—	9,416
Income tax expense	837	—	140	—	977

(Loss) income before earnings in subsidiaries	(28,033)	20,818	15,654	—	8,439
Equity losses in subsidiaries	29,564	8,747	—	(38,311)	—

Net income	1,531	29,565	15,654	(38,311)	8,439
Less: Net income attributable to noncontrolling interests	—	—	—	(6,907)	(6,907)

Net income attributable to American Renal Holdings Inc.	$1,531	$29,565	$15,654	$(45,218)	$1,532

Condensed Consolidating Statement of Operations— January 1, 2010 through May 7, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$587	$101,507	$—	$102,094
Total operating expenses	7,378	1,040	79,113	—	87,531

Operating (loss) income	(7,378)	(453)	22,394	—	14,563
Interest expense, net	(4,119)	(10)	(1,588)	—	(5,717)

Income (loss) before taxes	(11,497)	(463)	20,806	—	8,846
Income tax expense	1,963	—	301	—	2,264

(Loss) income before earnings in subsidiaries	(13,460)	(463)	20,505	—	6,582
Equity earnings in subsidiaries	10,776	11,240	—	(22,016)	—

Net income (loss)	(2,684)	10,777	20,505	(22,016)	6,582
Less: Net income attributable to noncontrolling interests	—	—	—	(9,266)	(9,266)

Net income (loss) attributable to American Renal Holdings Inc.	$(2,684)	$10,777	$20,505	$(31,282)	$(2,684)

Condensed Consolidating Statement of Operations— May 8, 2010 through September 30, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net operating revenues	$—	$582	$120,251	$—	$120,833
Total operating expenses	14,840	6,617	94,163	—	115,620

Operating (loss) income	(14,840)	(6,035)	26,088	—	5,213
Interest expense, net	(7,777)	(36)	(1,392)	—	(9,205)

Income (loss) before taxes	(22,617)	(6,071)	24,696	—	(3,992)
Income tax expense (benefit)	(913)	—	264	—	(649)

(Loss) income before earnings in subsidiaries	(21,704)	(6,071)	24,432	—	(3,343)
Equity earnings in subsidiaries	7,411	13,483	—	(20,894)	—

Net income (loss)	(14,293)	7,412	24,432	(20,894)	(3,343)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Less: Net income attributable to noncontrolling interests	—	—	—	(10,949)	(10,949)

Net income (loss) attributable to American Renal Holdings Inc.	$(14,293)	$7,412	$24,432	$(31,843)	$(14,292)

Condensed Consolidating Statement of Cash Flows—Nine Months Ended September 30, 2011 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income	$8,164	$27,495	$61,549	$(61,858)	$35,350
Change in operating assets and liabilities and noncash items included in net income	4,977	21,084	16,785	(14,293)	28,553

Net cash provided by operating activities	13,141	48,579	78,334	(76,151)	63,903

Investing Activities
Purchases of property and equipment	—	(980)	(13,579)	—	(14,559)
Other	(2,646)	(7,586)	(2,692)	7,470	(5,454)

Net cash used in investing activities	(2,646)	(8,566)	(16,271)	7,470	(20,013)

Financing Activities
Proceeds from borrowing	—	—	3,219	(2,215)	1,004
Payments on long-term debt obligations	168	(16)	(11,856)	9,491	(2,213)
Other	(10,663)	(23,025)	(51,072)	61,405	(23,355)

Net cash used in financing activities	(10,495)	(23,041)	(59,709)	68,681	(24,564)

Net increase in cash	—	16,972	2,354	—	19,326
Cash, at beginning of year	—	(1,781)	20,020	—	18,239

Cash, at end of period	$—	$15,191	$22,374	$—	$37,565

Condensed Consolidating Statement of Cash Flows— May 8, 2010 through September 30, 2010 (Successor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(14,293)	$7,411	$24,432	$(20,893)	$(3,343)
Change in operating assets and liabilities and noncash items included in net income	12,005	(4,742)	8,263	4,654	20,180

Net cash provided by (used in) operating activities	(2,288)	2,669	32,695	(16,239)	16,837

Investing Activities
Purchases of property and equipment	—	(70)	(6,071)	—	(6,141)
Cash paid for predecessor entity	(315,957)	61,834	(9,239)	13,646	(249,716)
Cash paid for acquisitions	—	—	(275)	—	(275)
Other	—	4,654	—	(4,654)	—

Net cash used in investing activities	(315,957)	66,418	(15,585)	8,992	(256,132)

Financing Activities
Payments on long-term debt obligations	—	(40,893)	(24,211)	—	(65,104)
Other	318,245	(24,240)	18,485	7,247	319,737

Net cash provided by (used in)financing activities	318,245	(65,133)	(5,726)	7,247	254,633

Net increase in cash	—	3,954	11,384	—	15,338
Cash, at beginning of year	—	1,426	10,815	—	12,241

Cash, at end of period	$—	$5,380	$22,199	$—	$27,579

Condensed Consolidating Statement of Cash Flows— January 1, 2010 through May 7, 2010 (Predecessor)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(2,685)	$10,776	$20,507	$(22,016)	$6,582
Change in operating assets and liabilities and noncash items included in net income (loss)	(6,300)	(6,067)	(371)	11,451	(1,287)

Net cash provided by (used in) operating activities	(8,985)	4,709	20,136	(10,565)	5,295

Investing Activities
Purchases of property and equipment	—	(187)	(4,717)	—	(4,904)
Cash paid for acquisitions	—	—	(102)	—	(102)
Other	(2,691)	(8,493)	—	11,240	56

Net cash provided by (used in) investing activities	(2,691)	(8,680)	(4,819)	11,240	(4,950)

Financing Activities
Proceeds from borrowing	—	—	1,250	(1,250)	—
Payments on long-term debt obligations	—	(1,201)	(4,765)	575	(5,391)
Other	11,676	(4,825)	(18,743)	—	(11,892)

Net cash provided by (used in) financing activities	11,676	(6,026)	(22,258)	(675)	(17,283)

Net increase (decrease) in cash	—	(9,997)	(6,941)	—	(16,938)
Cash, at beginning of period	—	11,423	17,756	—	29,179

Cash, at end of period	$—	$1,426	$10,815	$—	$12,241

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

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of September 30, 2011, we owned and operated 101 dialysis clinics treating 7,070 patients in 19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of our clinics are currently included in our consolidated financial statements.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 77 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Nine Months Ended September 30,	Years Ended December 31,
	2011	2010	2009	2008
De novo clinics (1)	8	8	7	12
Acquired clinics (2)	—	3	3	—

Total new clinics	8	11	10	12

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

Effect of the Transactions

In connection with the Transactions we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “New Revolving Credit Facility”). As of September 30, 2011, we had $259.3 million aggregate principal amount of indebtedness outstanding including approximately $9.3 million of third-party debt owed by our clinic subsidiaries. We estimate this additional indebtedness will result in annualized interest expense, including amortization of deferred financing costs and debt discounts, of approximately $23.0 million which is significantly higher than our annual interest expense prior to the Transactions and which may result in lower net income in future periods.

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

Results of Operations

The following table presents our operating results for the periods indicated, expressed both in dollars and as a percentage of net operating revenues. Historical results for the successor periods during the three and nine months ended September 30, 2011 are compared and discussed in relation to the historical predecessor periods from January 1, 2010 through May 7, 2010 and for the successor period from May 8, 2010 through September 30, 2010. Supplementally, the historical results of the successor for the nine months ended September 30, 2011 are compared and discussed in relation to the pro forma results for the nine months ended September 30, 2010.

Three Months Ended September 30, 2011 as compared with the Three Months Ended September 30, 2010

(Dollars in thousands)
	Successor	Successor	Three Months Ended September 30, 2011 vs.
	Three Months Ended	Three Months Ended	Three Months Ended September 30, 2010
	September 30, 2011	September 30, 2010	Dollar Change	Percentage Change
Net operating revenues	$92,666	$77,231	$15,435	20.0%
Operating expenses:
Patient care costs	54,922	49,321	5,601	11.4%
General and administrative expense	9,701	8,001	1,700	21.2%
Merger and transaction-related expenses	—	152	(152)	n/m
Depreciation and amortization	4,509	4,085	424	10.4%
Provision for doubtful accounts	1,118	371	747	201.3%

Total operating expenses	70,250	61,930	8,320	13.4%

Operating income	22,416	15,301	7,115	46.5%
Interest expense, net	(5,816)	(5,885)	(69)	-1.2%

Income before income taxes	16,600	9,416	7,184	76.3%
Income tax expense	2,602	977	1,625	166.3%

Net income	13,998	8,439	5,559	65.9%
Less: Net income attributable to noncontrolling interests	(10,050)	(6,907)	(3,143)	45.5%

Net income attributable to ARH	$3,948	$1,532	$2,416	157.7%

n/m = not meaningful

Net Operating Revenues

Net operating revenues for the three months ended September 30, 2011 were $92.7 million, an increase of 20.0% from $77.2 million for the three months ended September 30, 2010. The increase in net operating revenues was primarily due to an increase of approximately 19.0% in the number of dialysis treatments and a 0.9% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the three months ended September 30, 2011 were $355 which was consistent with $352 for the three months ended September 30, 2010. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Three Months Ended September 30,
	2011	2010
Net operating revenues (in thousands)	$92,666	$77,231
Net operating revenues per treatment	$355	$352

The number of treatments that we performed during the three months ended September 30, 2011 increased by 19.0% over the number of treatments that we performed during the three months ended September 30, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended September 30,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	11.3%	8.9%
De novo clinics opened (2)	5.2%	3.2%

Non-acquired treatment growth	16.5%	12.1%

	Three Months Ended September 30,
	2011	2010
Clinics acquired (3)	2.5%	0.7%

Total treatment growth	19.0%	12.8%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

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

	Three Months Ended September 30,
	2011	2010
Source of revenues:
Government-based programs and other	58.7%	57.5%
Commercial payors	41.3%	42.5%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.9%	86.3%
Commercial payors	13.1%	13.7%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the three months ended September 30, 2011 were $54.9 million, an increase of 11.4% from $49.3 million for the three months ended September 30, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 59.3% for the three months ended September 30, 2011 compared to 63.8% for the three months ended September 30, 2010. Patient care costs per treatment for the three months ended September 30, 2011 were $210, compared to $225 for the three months ended September 30, 2010. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals.

General and administrative expenses General and administrative expenses for the three months ended September 30, 2011 were $9.7 million, an increase of 21.2% from $8.0 million for the three months ended September 30, 2010. The increase is primarily attributable to $0.7 million in increased charitable contributions and $0.9 million in personnel expense caused by the growth in the Company’s operations. As a percentage of net operating revenues, general and administrative expenses were approximately 10.5% for the three months ended September 30, 2011 compared to 10.3% for the three months ended September 30, 2010. General and administrative costs per treatment for the three months ended September 30, 2011 were $37, compared to $36 for the three months ended September 30, 2010.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended September 30, 2011 was $4.5 million, an increase of 10.4% from $4.1 million for the three months ended September 30, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense was approximately 4.9% forthe three months ended September 30, 2011 compared to 5.3% for the three months ended September 30, 2010.

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended September 30, 2011 was $1.1 million, or 1.2% of net operating revenues as compared to $0.4 million, or 0.5% of net operating revenues for the same period in 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 55 days of revenues as of September 30, 2011 and approximately 54 days of revenues as of September 30, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics. Interest expense, net for the three months ended September 30, 2011 was $5.8 million, consistent with $5.9 million for the three months ended September 30, 2010.

Income Tax Expense The provision for income taxes for the three months ended September 30, 2011 represented an effective tax rate of 15.7% compared with 10.4% in 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and 2010, is primarily due to the tax impact of the noncontrolling interest

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended September 30, 2011 was $10.1 million, an increase of 45.5% from $6.9 million for the three months ended September 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Nine Months Ended September 30, 2011 as compared with the Nine Months Ended September 30, 2010

	Successor	Pro Forma Results	Successor	Predecessor	Nine Months Ended September 30,
		Nine Months	Period from	Period from	2011 vs. Pro Forma Nine Months Ended September 30,
	Nine Months Ended September 30, 2011	Ended September 30, 2010	May 8 through September 30, 2010	January 1 through May 7, 2010	2010
(Dollars in thousands)					Dollar Change	Percentage Change
Net operating revenues	$266,975	$222,927	$120,833	$102,094	$44,048	19.8%
Operating expenses:
Patient care costs	162,497	142,737	78,335	66,042	19,760	13.8%
General and administrative expense	29,418	22,750	14,991	10,016	6,668	29.3%
Merger and transaction-related expenses	222	—	14,839	7,378	222	n/m
Depreciation and amortization	13,222	12,322	6,434	4,429	900	7.3%
Provision for (recoveries) doubtful accounts	3,492	687	1,021	(334)	2,805	408.3%

Total operating expenses	208,851	178,496	115,620	87,531	30,355	17.0%

Operating Income	58,124	44,431	5,213	14,563	13,693	30.8%
Interest expense, net	(17,394)	(16,935)	(9,205)	(5,717)	(459)	2.7%

Income (loss) before income taxes	40,730	27,496	(3,992)	8,846	13,234	48.1%
Income tax expense (benefit)	5,380	2,992	(649)	2,264	2,388	79.8%

	Successor	Pro Forma Results	Successor	Predecessor	Nine Months Ended September 30,
		Nine Months	Period from	Period from	2011 vs. Pro Forma Nine Months Ended September 30,
	Nine Months Ended September 30, 2011	Ended September 30, 2010	May 8 through September 30, 2010	January 1 through May 7, 2010	2010
(Dollars in thousands)					Dollar Change	Percentage Change
Net income (loss)	35,350	24,504	(3,343)	6,582	10,846	44.3%
Less: Net income attributable to noncontrolling interests	(27,186)	(19,583)	(10,949)	(9,266)	(7,603)	38.8%

Net income (loss) attributable to ARH	$8,164	$4,921	$(14,292)	$(2,684)	$3,243	65.9%

n/m = not meaningful

Net Operating Revenues

Net operating revenues for the nine months ended September 30, 2011 were $267.0 million an increase of 19.8% from $222.9 million for the pro forma nine months ended September 30, 2010. The increase in net operating revenues was primarily due to an increase of approximately 19.7% in the number of dialysis treatments and a 0.3% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the nine months ended September 30, 2011 was $353 which was consistent with $352 for the nine months ended September 30, 2010.Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Net operating revenues (in thousands)	$266,975	$222,927
Net operating revenues per treatment	$353	$352

The number of treatments that we performed during the nine months ended September 30, 2011 increased by 19.7% over the number of treatments that we performed during the nine months ended September 30, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Nine Months Ended September 30,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	13.7%	13.0%
De novo clinics opened (2)	3.1%	2.5%

Non-acquired treatment growth	16.8%	15.5%
Clinics acquired (3)	2.9%	0.2%

Total treatment growth	19.7%	15.7%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Nine Months Ended September 30,
	2011	2010
Source of revenues:
Government-based programs and other	59.1%	57.6%
Commercial payors	40.9%	42.4%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.9%	86.6%
Commercial payors	13.1%	13.4%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the nine months ended September 30, 2011 were $162.5 million, an increase of 13.8% from $142.7 million for the pro forma nine months ended September 30, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 60.9% for the nine months ended September 30, 2011 compared to 64.0% for the pro forma nine months ended September 30, 2010. Patient care costs per treatment for the nine months ended September 30, 2011 were $215, compared to $226 for the pro forma nine months ended September 30, 2010. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals.

Patient care costs for the nine months ended September 30, 2011 were $162.5 million, an increase of 12.6% from $78.3 million in the Successor period and $66.0 million in the Predecessor period or $144.4 million for the nine months ended September 30, 2010. This increase was primarily due to the number of treatments and by $1.6 million of stock-based compensation related to the Merger in the 2010 period.

General and administrative expenses General and administrative expenses for the nine months ended September 30, 2011 were $29.4 million, an increase of 29.3% from $22.8 million for the pro forma nine months ended September 30, 2010. The increase is primarily attributable to $2.0 million in increased stock-based compensation, $1.1 million in increased charitable contributions and $2.5 million in increased personnel expense caused by the growth in the Company’s operations. As a percentage of net operating revenues, general and administrative expenses were approximately 11.0% for the nine months ended September 30, 2011 compared to 10.2% for the pro forma nine months ended September 30, 2010. General and administrative costs per treatment for the nine months ended September 30, 2011 were $39, compared to $36 for the pro forma nine months ended September 30, 2010.

General and administrative expenses for the nine months ended September 30, 2011 were $29.4 million, an increase of 17.6% from $15.0 million in the Successor period and $10.0 million in the Predecessor period or $25.0 million for the nine months ended September 30, 2010. This increase was primarily due to the increases discussed previously partially offset by a decrease a $2.5 million in stock-based compensation.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the nine months ended September 30, 2011 was $13.2 million, an increase of 7.3% from $12.3 million for the pro forma nine months ended September 30, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense was approximately 5.0% for the nine months ended September 30, 2011 compared to 5.5% for the pro forma nine months ended September 30, 2010.

Depreciation and amortization expenses for the nine months ended September 30, 2011 were $13.2 million, an increase of 21.7% from $6.5 million in the Successor period and $4.4 million in the Predecessor period or $10.9 million for the nine months ended September 30, 2010. This increase is primarily related to intangible assets acquired as part of the Merger and the increase discussed previously.

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the nine months ended September 30, 2011 was $3.5 million, or 1.3% of net operating revenues. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Excluding this adjustment, as a percentage of net operating revenues, our provision for uncollectible accounts was approximately 1.1% of net operating revenues for the nine months ended September 30, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 55 days of revenues as of September 30, 2011 and approximately 54 days of revenues as of September 30, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Interest expense, net for the nine months ended September 30, 2011 was $17.4 million, an increase of 2.7% from $16.9 million for the pro forma nine months ended September 30, 2010, primarily related to the increase in third-party debt.

Interest expense for the nine months ended September 30, 2011 was $17.4 million, an increase of 16.6% from $9.2 million in the Successor period and $5.7 million in the Predecessor period or $14.9 million for the nine months ended September 30, 2010. This increase is primarily related to interest on the Senior Notes issued in May 2010.

Income Tax Expense The provision for income taxes for the nine months ended September 30, 2011 represented an effective tax rate of 13.2% compared with a pro forma rate of 10.9% in 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and 2010 and is primarily due to the tax impact of the noncontrolling interest.

The provision for income taxes in the Successor period from May 8, 2010 through September 30, 2010 was 16.2% and during the Predecessor period January 1, 2010 through May 7, 2010 was 25.6%. In addition to noncontrolling interest, the variation from the statutory federal rate of 35% during the Predecessor period was primarily due to nondeductible Series X dividends and discount amortization. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the nine months ended September 30, 2011 was $27.2 million, an increase of 38.8% from $19.6 million for the pro forma nine months ended September 30, 2010. The increase was primarily due to the addition of denovo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests for the nine months ended September 30, 2011 was $27.2 million, an increase of 34.5% from $10.9 million in the Successor period and $9.3 million in the Predecessor period or $20.2 million for the nine months ended September 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Pro Forma Financial Information

Set forth below is our summary historical and pro forma consolidated financial data at the dates and for the periods indicated. The unaudited interim summary historical and pro forma consolidated financial data for the period from January 1, 2010 through May 7, 2010, and the period from May 8, 2010 through September 30, 2010 were derived from our historical consolidated financial statements included elsewhere in this quarterly report.

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

The unaudited pro forma condensed consolidated statements of operations give effect to the Transactions and the following transactions (together, the “Pro Forma Adjustments”):

(i)	the Merger, including the cash equity investment by Centerbridge as well as related transaction expenses,

(ii)	the issuance of the Notes with related interest expense and amortization of deferred financing costs and fees capitalized,

(iii)	the effect on noncontrolling interests resulting from the purchase and sale of such noncontrolling interests in various clinics,

(iv)	the annual fee paid to Centerbridge in accordance with the new management agreement entered into in connection with the Transactions, and

(v)	the asset, liability and noncontrolling interest valuations and the related purchase price allocations.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial information is presented for informational purposes only and to assist in the preceding discussion of our results of operations whenever pro form results are referenced to. The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the pro forma adjustments actually occurred on the dates indicated, and they do not purport to project our results of operations for any future periods or as of any future dates. Further, the unaudited pro forma consolidated financial statements do not reflect the impact of restructuring activities, cost savings, employee termination costs and other exit costs that may result from or in connection with the Transactions. The unaudited pro forma consolidated financial information should be read in conjunction with the information contained in other sections of this quarterly report, particularly the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma consolidated financial statements.

The Merger was accounted for as a business combination using the acquisition method of accounting. The pro forma information presented includes all adjustments required to reflect the fair value of assets, both tangible and intangible, acquired, liabilities assumed and noncontrolling interests based upon valuations of assets acquired, liabilities assumed and noncontrolling interests.

Unaudited Pro Forma Consolidated Statement of Operations

For the Nine Months Ended September 30, 2010

	Historical (a)
	Successor	Predecessor
(in thousands)	Period from May 8 through September 30, 2010	Period from January 1 through May 7, 2010	Pro Forma Adjustments			Pro Forma Results
Net patient service revenue	$120,833	$102,094	$—			$222,927

Operating expenses:
Patient care costs	78,335	66,042	(1,640)	(b	)	142,737
General and administrative expense	14,991	10,016	(2,257)	(c	)	22,750
Merger and related expenses	14,839	7,378	(22,217)	(h	)	—
Depreciation and amortization	6,434	4,429	1,459	(d	)	12,322
Provision for (recoveries of) doubtful accounts	1,021	(334)	—			687

Total operating expenses	115,620	87,531	(24,655)			178,496

Operating income	5,213	14,563	24,655			44,431
Interest expense, net	(9,205)	(5,717)	(2,013)	(e	)	(16,935)

Income (loss) before income taxes	(3,992)	8,846	22,642			27,496
Income tax expense (benefit)	(649)	2,264	1,377	(f	)	2,992

Net income (loss)	(3,343)	6,582	21,265			24,504
Less: Net income attributable to noncontrolling interests	(10,949)	(9,266)	632	(g	)	(19,583)

Net income (loss) attributable to ARH	$(14,292)	$(2,684)	$21,897			$4,921

(a)	The amounts in these columns represent our historical balances and results for the periods reflected.
(b)	Reflects the following adjustments to facility operating expenses:

Nine Months Ended September 30, 2010
Decreased rent expense from the valuation of leases	$(54)
Exclude costs associated with the accelerated vesting of equity awards	(1,586)

Total Facility operating expense adjustments	$(1,640)

(c)	Reflects the following adjustments to general and administrative expenses:

Nine Months Ended September 30, 2010
Sponsor management fee	$193
Exclude costs associated with the accelerated vesting of equity awards	(2,450)

Total General and administrative expense adjustments	$(2,257)

(d)	Reflects the following adjustments to depreciation and amortization:

Nine Months Ended September 30, 2010
Allocation of purchase price to tangible and intangible assets	$1,459

(e)	Reflects the following adjustments to interest expense, net:

Nine Months Ended September 30, 2010
Senior Secured Notes (1)	$15,703
New Revolving Credit Facility (2)	141
Rollover clinic debt (3)	614
Amortization of capitalized debt issuance costs and discount (4)	477

Total pro forma interest expense	16,935
Less: actual interest expense for the period	14,922

Net adjustment to interest expense	$2,013

(1)	Reflects pro forma interest expense on the senior secured notes.
(2)	Reflects no outstanding balance on the $25,000 New Revolving Credit Facility and includes annual commitment fee of 75 basis points on undrawn commitments under the New Revolving Credit Facility.
(3)	Reflects actual interest expense on third-party clinic debt that was not refinanced as part of the Transactions, including the amortization of debt issuance costs.
(4)	Represents amortization of debt issuance costs of $5,085 and discount of $1,800 associated with the senior secured notes amortized over eight years.

(f)	Reflects the effects on our income tax provision of the pro forma adjustments to result in an effective tax rate of 10.9%, which approximates our actual effective tax rate in the successor period excluding non-deductible Merger-related expenses.
(g)	Reflects the following adjustments to net income attributable to noncontrolling interests:

Nine Months Ended September 30, 2010
Total Net income attributable to noncontrolling interest adjustments	$632

(h)	Reflects a pro forma adjustment to exclude Transaction costs incurred and expensed by us resulting from the Transactions.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 25% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

	Successor		Predecessor
	Nine Months Ended September 30, 2011	May 8 through September 30, 2010	January 1 through May 7, 2010
Source / (Use)
Net income (loss)	$35,350	$(3,343)	$6,582
Depreciation and amortization	13,222	6,434	4,429
Other non-cash and non-operating items	4,684	5,662	4,763
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(5,103)	2,132	(2,465)
Inventories	(90)	424	(6)
Other assets	733	3,668	(1,506)
Accounts payable and accrued expenses	14,964	245	(6,432)
Other liabilities	143	1,615	(70)

Net cash provided by operating activities	$63,903	$16,837	$5,295

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income, accounts payable and accrued expenses and depreciation and amortization.

Cash Flows from Investing Activities:

	Successor		Predecessor
	Nine Months Ended September 30, 2011	May 8 through September 30, 2010	January 1 through May 7, 2010
Source / (Use)
Purchases of property and equipment	$(14,559)	$(6,141)	$(4,904)
Cash paid for acquisitions	(2,563)	(275)	(102)
Cash paid for predecessor entity, net of cash acquired	(2,891)	(249,716)	56

Net cash used in investing activities	$(20,013)	$(256,132)	$(4,950)

The decrease in our cash used in investing activities is due to the Merger.

Cash Flows from Financing Activities:

	Successor		Predecessor
	Nine Months Ended September 30, 2011	May 8 through September 30, 2010	January 1 through May 7, 2010
Source / (Use)
Payments on long-term debt	$(2,213)	$(65,104)	$(5,391)
Proceeds from issuance of common stock	—	161,732	8
Issuance of debt, net of issuance cost	3,300	236,774	—
Payoff of Series X Preferred Stock	—	(68,088)	—
Distributions to noncontrolling interests	(25,717)	(9,934)	(11,394)
Other	66	(747)	(506)

Net cash provided by (used in) in financing activities	$(24,564)	$254,633	$(17,283)

The decrease in our cash provided by financing activities is primarily due to the Merger. In connection with the Merger:

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

•	ARH entered into the New Revolving Credit Facility;

•	ARH issued the Senior Secured Notes;

•	ARH repaid approximately $63.0 million of debt related to the Predecessor; and

•	ARH purchased all of the outstanding shares as of May 7, 2010 of the Series X Preferred Stock for $65.2 million.

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

As of September 30, 2011 we have outstanding $259.3 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under our New Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility).

Our liquidity requirements will be significant, primarily due to debt service requirements in connection with the Transactions. In addition, we pay Centerbridge a yearly advisory services fee of the greater of (i) an amount equal to the greater of (x) $550,000 or (y) the amount of the previous fiscal year’s advisory fee, or (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt. Our cash and cash equivalent balances were the following for each period:

	September 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents at issuer and guarantor subsidiaries	$15,191	$(1,781)
Cash and cash equivalents at non-guarantor subsidiaries	22,374	20,020

Consolidated cash and cash equivalents	$37,565	$18,239

At September 30, 2011, our subsidiary level long-term debt, on an aggregated basis, consisted of term loans, lines of credit and mortgages totaling $9.3 million with maturities ranging from December 2011 to December 2016 and interest rates ranging from 1.80% to 8.67%.

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

New Revolving Credit Facility

In connection with the Transactions, we entered into a $25.0 million senior secured revolving credit facility (the New Revolving Credit Facility). As of September 30, 2011, there were no borrowings outstanding under the New Revolving Credit Facility. The New Revolving Credit Facility expires on May 7, 2015. Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

Earnings before Interest, Taxes, Depreciation and Amortization and other Adjustments

We believe earnings before interest, taxes, depreciation and amortization and other adjustments, which we refer to as Adjusted EBITDA, provides information useful for evaluating our businesses and understanding our operating performance in a manner similar to management. We define Adjusted EBITDA as net income attributable to ARH before income taxes, interest expense, depreciation and amortization, and we further adjust for non-cash charges, non-recurring charges and pro forma amounts for acquisitions as if they had been consummated on the first day of each period. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we present Adjusted EBITDA because it is one of the components used in the calculations under the covenants contained in our revolving credit facility. Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this item in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA:

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

The following table presents the reconciliation from net income for 2011 and pro form net income for 2010 to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	Pro Forma 2010

Net income	$13,998	$8,439	$35,350	$24,504
Interest expense	5,816	5,885	17,394	16,935
Income tax expense	2,602	977	5,380	2,992
Depreciation and amortization	4,509	4,085	13,222	12,322
Stock-based compensation	257	544	3,419	763
Merger and transaction-related expenses	—	152	222	—
Management fee	172	138	516	413

Adjusted EBITDA (including noncontrolling interests)	$27,354	$20,220	$75,503	$57,929
Less: Net income attributable to noncontrolling interests	(10,050)	(6,907)	(27,186)	(19,583)

Adjusted EBITDA	$17,304	$13,313	$48,317	$38,346

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

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of September 30, 2011, we are in compliance with our covenants.

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

Last Twelve Months Ended September 30, 2011
Net income attributable to American Renal Holdings Inc.	$12,693
Interest expense, net (1)	23,010
Income tax expense	3,769
Depreciation and amortization	17,534
Stock-based compensation	3,243
Transaction expenses (2)	1,166
Management fee (3)	748

Adjusted EBITDA (5)	$62,163
Net income attributable to noncontrolling interests with clinic-level debt (4)	5,092

Consolidated EBITDA (5)	$67,255

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $9.3 million of third-party debt as of September 30, 2011. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of September 30, 2011:

Scheduled payments under contractual obligations (in thousands)	Total	2011 & 2012	2013 & 2014	2015	After 2015
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$9,319	$4,477	$3,016	$767	$1,059
Senior Secured Notes (1)	250,000	—	—	—	250,000
Operating leases (2)	67,081	11,665	17,308	7,478	30,630
Interest payments (3)	144,726	31,948	42,076	20,969	49,733
Management fee (4)	5,943	864	1,382	691	3,006

Total	$477,069	$48,954	$63,782	$29,905	$334,428

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15. As of September 30, 2011, accrued interest totals approximately $7.9 million.
(2)	Net of estimated sublease proceeds of $1.0 million per year from 2011 to 2015 and $7.2 million thereafter.
(3)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes.
(4)	Represents management fees payable to Centerbridge.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See Note D—Noncontrolling Interests Subject to Put Provisions in the Notes to Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements that contain put provisions.

Since our inception, $11.7 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated cash obligations in each of the specified years under all time-based puts existing as of September 30, 2011 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of September 30, 2011 are exercised on October 1, 2011 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

Year	Amount Exercisable
2011	$8,434
2012	8,652
2013	9,600
2014	3,037
2015	655
Thereafter	1,910

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

In June 2011, the Financial Accounting Standard Board issued EITF Issue 09-H: “Health Care Entities: Presentation and Disclosure of Net Revenues, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. When adopted in 2012, EITF 09-H will result in a reduction of our net operating revenue and total operating expenses but will not have an impact on our financial position, results of operations and cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 amends Topic 350 on testing for goodwill impairment. Specifically, ASU 2011-08 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it would be required to calculate the fair value of the reporting unit under step one of the goodwill impairment test; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to step one of the goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 provides examples of events and circumstances that may be considered in the qualitative assessment. Events and circumstances that most affect a reporting unit’s fair value or the carrying amount should bear more weight in an entity’s determination of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments made by ASU 2011-08 are effective for interim and annual periods beginning on or after December 15, 2011. We do not expect that the adoption of this new standard will have a material effect on its financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. We believe that these accounting policies are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of September 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments include cash and cash equivalents. Cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Interest Rate Risk

Our Credit Facility contains multiple interest rate options which allow us to choose between a U.S. prime rate based interest rate or a London Interbank Offered Rate based interest rate. As of September 30, 2011, there were no borrowings under our Credit Facility. If we were to draw on it, then we would be subject to changes in interest rates. As of September 30, 2011 we did not maintain any interest rate swap agreements.

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

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-Q.

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

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For both the three and nine months ended September 30, 2011, we derived approximately 41% of our net operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

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

During both the three and nine months ended September 30, 2011, we derived approximately 59% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid.

Medicare, as required by the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”, Pub. L. No. 110-275), modified its method for calculating payments to outpatient dialysis facilities, effective January 1, 2011. A final rule implementing this legislation was issued on August 12, 2010. See 75 Fed. Reg. 49030. Prior to January 2011, under the previous method known as the composite rate methodology, Medicare paid a single composite rate for each dialysis treatment, adjusted based upon geography and individual patient characteristics. The composite rate included the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. This Medicare ESRD program did not provide for regular percentage increases in the composite rate. Accordingly, the amounts by which we were reimbursed for our services were not adjusted to keep pace with inflation, even if our operating costs, which include labor and supply costs, increased. Other services and pharmaceuticals, vitamin D analogs, and iron supplements, were separately billed. These separately-billable pharmaceuticals included erythropoietin (“EPO”), a pharmaceutical used to treat anemia, a common complication associated with ESRD.

Under the new prospective payment methodology, known as the bundled payment system, each outpatient dialysis facility receives a single all-inclusive payment. Under the new methodology, beginning in January 2011, the bundled payment rate provides a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the previous methodology. Further the bundled payment system requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. If EPO utilization, for instance, increases beyond that contemplated when the bundled rate was set by CMS, then that could have a significant adverse effect on a facility’s profitability. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive. Historically these services were separately billable; now the dialysis facility is at risk for utilization with reimbursement set at a fixed rate. The per-treatment base-bundled rate payable to each facility is adjusted by an inflation factor and for geographic variations in wage rates, may be adjusted upward if the treatment volume at a given facility falls below certain thresholds, and may further be adjusted to accommodate each facility’s case-mix (e.g., patient age, body surface, body mass index co-morbidities). With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon the market basket index, less a productivity adjustment, beginning in 2012. Facilities may also receive additional payments for so-called outliers, cases where the cost of treatment significantly exceeds the imputed Medicare payment for that patient. In addition, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards. To the extent our facilities do not fully meet the established benchmarks, however, we may not earn back all (or any) of the dollars withheld.

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

On November 1, 2011, CMS released the final rule for the updates and adjustments to Medicare payments to dialysis facilities for ESRD beneficiaries for CY 2012. Under the final rule, payment rates for dialysis treatments will increase by 2.1 percent in CY 2012, representing a market basket increase of 3.0 percent less a productivity adjustment of 0.9 percent, as required by statute. The final rule also modified the factors that will be used in the new ESRD Quality Incentive Program (“QIP”). Under the QIP, beginning in 2012, two percent of a facility’s CMS payments are withheld, but can be earned back if a facility meets certain clinical benchmarks. The initial ESRD QIP was finalized earlier this year and will affect payments to individual facilities in PY 2012 based on performance standards with respect to two anemia management measures and one measure of dialysis adequacy. Of note, the final rule eliminates the anemia management measure of hemoglobin level less than 10 grams per deciliter measure from the initial measure set. CMS indicated they made this decision in order to be consistent with new medical evidence regarding the safety of administration of ESAs, and to be consistent with the recent labeling for ESAs approved by the U.S Food and Drug Administration (FDA). CMS and the FDA have been concerned that ESAs may increase the risk of a heart attack and other side effects. Under the final rule, for PY 2013, CMS will give equal weight to the two finalized measures: (1) an anemia management measure of hemoglobin levels greater than 12 grams per deciliter and (2) a hemodialysis adequacy measure as measured by a Urea Reduction Ratio (URR) of at least 65 percent. It is unclear what impact this modification to the QIP performance measures will have our operations or finances. On the one hand, in may reduce costs by lowering the volume of EPO used and purchased, but on the other hand it may adversely affect our facilities’ QIP scores. Further, reduced usage of EPO may reduce payments from private insurers that reimburse separately for EPO.

We derived approximately 2% of our revenues for the both the three and nine months ended September 30, 2011, from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

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

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act that modified the newly enacted Patient Protection and Affordable Care Act, commonly and jointly referred to as the Affordable Care Act (“ACA”). This culmination of a year-long legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to dialysis services, is unknown.

The ACA, among other things, sets out a plan for expanded health care coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the ACA. The ACA, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals increase the number of insured persons by expanding eligibility for public programs or assistance, and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payors. As a result, commercial payors may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the ACA are pending in various courts, including four United States Courts of Appeals and may be considered by the U.S. Supreme Court.

Given the recent enactment of the ACA, and taking into account proposed state reforms and possible legal challenges, we cannot predict how our business will be affected by the full implementation of these and future actions. The ACA, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

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

•

false claims prohibitions for healthcare reimbursement programs and other fraud and abuse laws and regulations, including amendments to the federal False Claims Act in 2009 and a provision in the ACA extending the federal False Claims Act to include, under certain circumstances, claims based on violations of the federal anti-kickback law;

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

Changes in clinical practices that result in decreased use of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could adversely affect our payments from commercial payors and this could adversely affect our operating results and financial condition. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing, entitled “Patient Safety and Quality Issues in End Stage Renal Disease Treatment,” which discussed the issue of the utilization of erythropoiesis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD and in June 2011 revised the labeling to recommend ESA treatment when hemoglobin is less than 10g/dl. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, the CMS Medical Evidence Development & Coverage Committee (“MEDCAC”) met to examine currently available evidence on the use of ESAs, including EPO. MEDCAC is an independent body established to provide guidance and expert advice to CMS on clinical issues. At the meeting, evidence was presented from current and recently completed clinical studies regarding the effectiveness of use of ESAs to manage anemia in patients who have chronic kidney disease. It is difficult to assess the impact of these possible changes on Medicare payments. On the one hand, reductions in frequency with which ESAs are administered should reduce costs. On the other hand, though, Medicare may reduce the per-treatment base-rate to reflect this reduction. These changes, to the extent that they lead to a reduction in drug utilization, may adversely affect payments from those commercial payors that reimburse facilities separately for each dose of an ESA that is administered to a covered patient. This in turn could have a material adverse effect on our revenues, earnings and cash flows.

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

The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including borrowings under the Revolving Credit Facility, the Senior Secured Notes and the payments of the notes being exchanged hereby. As a result of the exercise of these rights by nephrologist partners, we may also lose the JV ownership structure in some of our clinics. As of September 30, 2011, we have recorded liabilities of approximately $32.3 million for all existing time-based obligations and approximately $13.3 million for all existing event-based obligations to our nephrologist partners, which amounts reflect our estimation of fair market value as of September 30, 2011.

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

We are highly dependent on our senior management. Although we have employment agreements with our Chairman, Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and Vice President, General Counsel, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient members of qualified management or other personnel could have a material adverse effect on us.

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

We will be required to evaluate the effectiveness of our internal controls when we become subject to section 404 of the Sarbanes-Oxley Act of 2002.

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

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have substantial indebtedness. As of September 30, 2011, we had total consolidated indebtedness of $259.3 million, and ARH has an additional $25.0 million available to be borrowed under the ARH Revolving Credit Facility. Our high level of indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations under our indebtedness, as well as the ARH Revolving Credit Facility, exposing us to the risk of default, which could result in a foreclosure on our assets, which, in turn, would negatively affect our ability to operate as a going concern;

•

require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our ARH Revolving Credit Facility will be variable;

•	increase our cost of borrowing;

•	limit our ability to borrow additional funds; and

•	require us to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp. (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.1	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.2	American Renal Associates Inc. By-Laws (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

4.1	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.2	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.3	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 4.1).

4.4	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.5	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.6	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.1	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.2	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.3	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.4	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Christopher T. Ford (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.5	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.6	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.7	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough (as amended) (incorporated by reference to the registration statements on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010, and by American Renal Associates Holdings, Inc. on July 22, 2011).

10.8	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan (incorporated by reference to the registration statement on Form S-4 filed by American Renal Associates Holdings Inc. on July 22, 2011).

10.9	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.10	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.11	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.12	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.13	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.14	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.15	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.16	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and LakhanSaha (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.17	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.18	2011 American Renal Associates Holdings, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.19	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Michael R. Costa (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

10.20	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Jon Wilcox (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL HOLDINGS INC.
(Registrant)

/s/ Jon Wilcox
Name:	Jon Wilcox
Title:	Chief Financial Officer

November 10, 2011
(Date)