Form 10-Q
period 2012-03-31
American Renal Holdings Inc.
filed 2012-05-11
CIK 1504735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, there were outstanding 9,192,151 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., the indirect parent of American Renal Holdings Inc., none of which were publicly traded.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$37,089	$32,136
Accounts receivable, less allowance for doubtful accounts of $4,262 and $4,084 at March 31, 2012 and December 31, 2011, respectively	56,448	56,027
Inventories	2,258	2,210
Prepaid expenses and other current assets	6,790	4,620
Income tax receivable	1,322	1,322
Deferred tax assets	8,271	8,271

Total current assets	112,178	104,586
Property and equipment, net	74,747	72,416
Deferred financing costs, net	4,161	4,351
Intangible assets, net	35,462	35,416
Other long-term assets	2,111	1,734
Goodwill	512,062	504,045

Total assets	$740,721	$722,548

Liabilities and Equity
Current liabilities:
Accounts payable	$17,773	$17,059
Accrued compensation and benefits	10,294	11,425
Accrued expenses and other current liabilities	36,645	28,946
Amount due to sellers	2,192	2,192
Current portion of long-term debt	2,738	2,662
Current portion of capital lease obligations	52	51

Total current liabilities	69,694	62,335
Long-term debt, less current portion	249,936	249,240
Capital lease obligations, less current portion	98	111
Other long-term liabilities	3,129	3,362
Deferred tax liabilities	16,233	16,233

Commitments and contingencies (Note K)

Noncontrolling interests subject to put provisions	48,219	47,492

Equity:
Common stock, no par value, 1,000 shares authorized, issued and outstanding as March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	189,962	189,108
Receivable from shareholders	(257)	(761)
Accumulated earnings	5,192	1,352

Total American Renal Holdings Inc. equity	194,897	189,699
Noncontrolling interests not subject to put provisions	158,515	154,076

Total equity	353,412	343,775

Total liabilities and equity	$740,721	$722,548

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Three Months Ended March 31,
	2012	2011

Patient service operating revenues	$97,164	$84,668
Less: Provision for uncollectible accounts	(887)	(1,264)

Net patient service operating revenues	96,277	83,404

Operating expenses:
Patient care costs	58,079	54,280
General and administrative	10,413	10,388
Merger and transaction-related costs	—	36
Depreciation and amortization	4,778	4,349

Total operating expenses	73,270	69,053

Operating income	23,007	14,351
Interest expense, net	(5,869)	(5,750)

Income before income taxes	17,138	8,601
Income tax expense	2,669	418

Net income	14,469	8,183
Less: Net income attributable to noncontrolling interests	(10,629)	(7,549)

Net income attributable to American Renal Holdings Inc.	$3,840	$634

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except share data)

		Total American Renal Holdings Inc. Equity
	Non-	Common Stock						Non- controlling
	controlling interests subject to put provisions			Receivable from Share- holders	Additional Paid-in Capital	Accumu- lated Earnings (Deficit)	Total	interests not subject to put provisions
		Shares	Par Value
Balance at December 31, 2010	$44,236	1,000	$—	$—	$188,347	$(9,763)	$178,584	$152,640
Net income	8,756	—	—	—	—	11,115	11,115	28,774
Stock-based compensation	—	—	—	—	3,649	—	3,649	—
Distributions to noncontrolling interests	(8,993)	—	—	—	—	—	—	(28,030)
Contributions from noncontrolling interests	283	—	—	(761)	—	—	(761)	1,842
Acquisitions of noncontrolling interests	372	—	—	—	—	—	—	257
Sales of noncontrolling interests	284	—	—	—	404	—	404	159
Purchases of noncontrolling interests	(48)	—	—	—	(1,535)	—	(1,535)	(721)
Reclassification	845	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	1,757	—	—	—	(1,757)	—	(1,757)	—

Balance at December 31, 2011	$47,492	1,000	$—	$(761)	$189,108	$1,352	$189,699	$154,076
Net income	2,315	—	—	—	—	3,840	3,840	8,314
Stock-based compensation	—	—	—	—	220	—	220	—
Distributions to noncontrolling interests	(1,975)	—	—	—	—	—	—	(8,050)
Contributions from noncontrolling interests	305	—	—	504	—	—	504	1,264
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	4,410
Sales of noncontrolling interests	35	—	—	—	125	—	125	(38)
Purchases of noncontrolling interests	—	—	—	—	556	—	556	(1,461)
Change in fair value of noncontrolling interests	47	—	—	—	(47)	—	(47)	—

Balance at March 31, 2012 (unaudited)	$48,219	1,000	$—	$(257)	$189,962	$5,192	$194,897	$158,515

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$14,469	$8,183
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,778	4,349
Amortization of discounts, fees and deferred financing costs	389	388
Stock-based compensation	220	2,968
Non-cash rent charges	179	104
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(421)	(7,201)
Inventories	(6)	402
Prepaid expenses and other current assets	(2,170)	123
Other assets	(377)	56
Accounts payable	714	27
Accrued compensation and benefits	(1,219)	585
Accrued expenses and other current liabilities	4,464	1,245
Other liabilities	2,826	446

Cash provided by operating activities	23,846	11,675

Investing activities
Purchases of property and equipment	(6,133)	(5,886)
Cash paid for acquisitions	(4,590)	(1,409)

Cash used in investing activities	(10,723)	(7,295)

Financing activities	—
Proceeds from borrowings	1,265	—
Payments on long-term debt	(689)	(755)
Payments on capital lease obligations	(12)	(12)
Distributions to noncontrolling interests	(10,025)	(7,800)
Contributions from noncontrolling interests	2,073	508
Purchases of noncontrolling interests	(905)	(86)
Proceeds from sales of additional noncontrolling interests	123	424

Cash used in financing activities	(8,170)	(7,721)

Increase (decrease) in cash and cash equivalents	4,953	(3,341)
Cash and cash equivalents at beginning of period	32,136	18,239

Cash and cash equivalents at end of period	$37,089	$14,898

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$471	$42
Cash paid for interest	640	195
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of line of credit to term loan	1,004	—

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

(dollars in thousands, except per share amounts)

NOTE A—MERGER AND PRESENTATION

On March 22, 2010, American Renal Holdings Inc. (“ARH” or “the Company”) entered into the Merger Agreement with American Renal Associates Holding, Inc. (formerly C.P. Atlas Holdings, Inc.) (“ARAH” or “the Parent”), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Transactions were consummated on May 7, 2010, with ARH continuing as the surviving corporation and the same legal entity after the Merger. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value.

The accompanying consolidated financial statements do not include the accounts and separate financials activities of the Parent, American Renal Associates Holdings, Inc.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2012.

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

.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities.” ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations on a retrospective basis. The statement of operations for the three months ended March 31, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of the Company’s net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

NOTE B—ACCOUNTS RECEIVABLE

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability and net realizable value of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for bad debts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for bad debts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments bundled payment system and determines an appropriate allowance for doubtful accounts and provision for bad debts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for bad debts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable balances.

During the quarter ended March 31, 2012, the Company’s allowance for doubtful accounts increased by approximately $178. This was primarily as a result of the provision for bad debts exceeding the amount of write-offs that occurred during the quarter as well as additional reserves associated with acquisitions.

NOTE C—ACQUISITION

The Company periodically acquires assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from their acquisition dates.

On March 1, 2012, the Company entered into a joint venture with a hospital to acquire a controlling interest in the assets and assume certain liabilities of a dialysis center in the District of Columbia. The Company has a 51% interest in the partnership that operates the dialysis center.

The purchase price for the acquisition was allocated preliminary as follows:

Inventory and other assets	$170

Noncompete agreements	900

Goodwill	8,018

Liabilities assumed	(88)

Noncontrolling interest in net assets acquired	(4,410)

Purchase price	$4,590

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

NOTE D—FAIR VALUE MEASUREMENTS

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2012.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the Senior Secured Notes at $266,875 and term loans at $8,953 as of March 31, 2012. The Company estimates the fair value of the Senior Secured Notes at $264,375 and term loans at $7,594, and the line of credit at $1,004 as of December 31, 2011.

Noncontrolling interests subject to put provisions—See Note F for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Noncontrolling interests subject to put provisions	$48,219	$—	$—	$48,219

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Noncontrolling interests subject to put provisions	$47,492	$—	$—	$47,492

NOTE E–ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31, 2012	December 31, 2011
Accrued compensation	$4,760	$6,929
Accrued vacation pay	5,534	4,496

	$10,294	$11,425

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
Payor refunds and retractions	$17,768	$18,591
Accrued interest	7,902	2,672
Other	10,975	7,683

	$36,645	$28,946

NOTE F—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

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

As of March 31, 2012 and December 31, 2011, the Company’s potential obligations under these put provisions totaled approximately $35,237 and $34,708, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of March 31, 2012 and December 31, 2011, the Company’s potential additional obligations under these put provisions were approximately $12,982 and $12,784, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE G—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Senior secured notes issued May 7, 2010, interest due semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Term loans, principal payments of $25 and interest at a fixed monthly rate of 3.35-3.5% payable monthly through December 2016	1,401	1,475
Term loan, principal payments of $9 and interest at a fixed monthly rate of 3.35% payable through May 2014, with balloon payment of $536 due May 2014	759	785
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	6,662	5,024
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	131	146
Line of credit, fixed interest of 4.8% due monthly, converted to term January 2012	—	1,004

	258,953	258,434
Less: discounts and fees, net of accumulated amortization	(6,279)	(6,532)
Less: current maturities	(2,738)	(2,662)

	$249,936	$249,240

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Scheduled maturities of long-term debt as of March 31, 2012 are as follows for the periods ending December 31:

2012 (remainder)	$2,088
2013	2,290
2014	2,038
2015	1,510
2016	961
Thereafter	250,066

$258,953

Senior Secured Notes

In connection with the Transactions, the Company issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of the Company’s wholly owned subsidiary guarantors. The Notes are guaranteed by the Company’s direct parent, American Renal Holdings Intermediate Company, LLC and all existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum.

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

The Company has agreed that it will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

The Company has also agreed that it will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

As of March 31, 2012, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with its covenants.

NOTE H—INCOME TAXES

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

The Company’s effective income tax rate for the three ended March 31, 2012 and 2011 was 15.6% and 4.9%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

NOTE I—STOCK-BASED COMPENSATION

For the three months ended March 31, 2012 and 2011, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2012	2011
Patient care costs	$19	$775
General and administrative	201	2,193

Total stock-based compensation before tax	220	2,968
Income tax benefit	(88)	(1,187)

During the three months ended March 31, 2012, the Company granted approximately 27,400 stock options to employees of the Company.

As of March 31, 2012, the Company had approximately $9.9 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements of which $7.2 million is attributable to vesting upon contingent events and $2.7 million is attributable to time-based vesting. The compensation costs associated with time-based vesting is expected to be recognized as expense over a weighted-average period of approximately 3.3 years.

In March 2011, the Company declared and paid a dividend equal to $14.49 per share to holders of its common stock. In connection with the dividend, the Company also made a dividend equivalent payment of approximately $2.5 million to holders of rollover options which was recorded as stock-based compensation expense in the consolidated statement of operations for the three months ended March 31, 2011. Additionally, in connection with the dividend, the exercise prices of the outstanding rollover options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the rollover options which resulted in the recognition of incremental stock-based compensation expense of approximately $0.3 million during the three months ended March 31, 2011.

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the exercise price adjustment of these options.

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

NOTE J—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $1.1 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.1 million for both the three months ended March 31, 2012 and 2011.

Upon consummation of the Merger, the Parent entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Parent certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Parent pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year of the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three months ended March 31, 2012 and 2011, the Parent recorded $0.3 million and $0.2 million, respectively of expense related to this agreement. Centerbridge is also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions in which Centerbridge is involved.

In March 2011, the Parent issued $135.0 million of aggregate Senior Pay-In-Kind Toggle Notes (the PIK Notes) in a private placement. The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of the Parent. In addition, the Parent made a dividend equivalent payment to certain option holders and modified all outstanding stock options. (See Note I for further information). The issuance of the PIK Notes did not change any guarantees or obligations of the Company as disclosed herein related to the Notes or the Credit Facility. The Company does not guarantee repayment of the PIK Notes nor do any of its assets serve as collateral for the PIK Notes.

NOTE K—COMMITMENTS AND CONTINGENCIES

Healthcare provider patient service operating revenues may be subject to adjustment as a result of (i) examinations of the Company or Medicare or Medicaid Managed Care programs that the Company serves, by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (iv) retroactive applications or interpretations of governmental requirements; and (v) claims for refund from private payors, including as the result of government actions. Management believes it has recorded adequate provisions to consider potential revenue adjustments that might result from any of these matters.

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

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows.

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

NOTE L—SUPPLEMENTAL INFORMATION

As set forth in Note G, the Notes are guaranteed, jointly and severally, by all wholly-owned current or future domestic subsidiaries of the Company and by American Renal Holdings Intermediate Company, LLC. (the Guarantors).

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

Condensed Consolidating Balance Sheet—March 31, 2012

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$13,047	$24,042	$—	$37,089
Accounts receivable	—	266	56,182	—	56,448
Inventories	—	117	2,141	—	2,258
Prepaid expenses and other current assets	1,322	17,048	4,892	(15,150)	8,112
Deferred tax assets	8,271	—	—	—	8,271

Total current assets	9,593	30,478	87,257	(15,150)	112,178
Property and equipment, net	—	3,229	71,518	—	74,747
Deferred financing costs, net	4,020	—	141	—	4,161
Intangible assets	—	25,061	10,401	—	35,462
Other long-term assets	—	20,139	2,100	(20,128)	2,111
Receivables from subsidiaries	—	24,386	—	(24,386)	—
Investment in subsidiaries	58,020	—	—	(58,020)	—
Goodwill	395,357	—	11,424	105,281	512,062

Total assets	$466,990	$103,293	$182,841	$(12,403)	$740,721

Liabilities and Equity
Current liabilities	$10,089	$12,902	$86,210	$(39,507)	$69,694
Long-term debt, less current portion	243,836	—	26,228	(20,128)	249,936
Capital lease obligations, less current portion	—	—	98	—	98
Other long-term liabilities	—	—	3,129	—	3,129
Deferred tax liabilities	16,233	—	—	—	16,233
Noncontrolling interests subject to put provisions	—	251	(239,576)	287,544	48,219
Total American Renal Holdings Inc. equity	196,832	90,140	148,237	(240,312)	194,897
Noncontrolling interests not subject to put provisions	—	—	158,515	—	158,515

Total equity	196,832	90,140	306,752	(240,312)	353,412

Total liabilities and equity	$466,990	$103,293	$182,841	$(12,403)	$740,721

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet—December 31, 2011

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$12,293	$19,843	$—	$32,136
Accounts receivable	—	227	55,800	—	56,027
Inventories	—	51	2,159	—	2,210
Prepaid expenses and other current assets	1,322	17,138	3,767	(16,285)	5,942
Deferred tax assets	8,271	—	—	—	8,271

Total current assets	9,593	29,709	81,569	(16,285)	104,586
Property and equipment, net	—	3,025	69,391	—	72,416
Deferred financing costs, net	4,202	—	149	—	4,351
Intangible assets	—	25,357	10,059	—	35,416
Other long-term assets	—	21,468	1,674	(21,408)	1,734
Receivables from subsidiaries	—	20,512	—	(20,512)	—
Investment in subsidiaries	49,473	—	—	(49,473)	—
Goodwill	390,830	—	3,407	109,808	504,045

Total assets	$454,098	$100,071	$166,249	$2,130	$722,548

Liabilities and Equity
Current liabilities	$2,192	$14,114	$82,795	$(36,766)	$62,335
Long-term debt, less current portion	243,584	—	27,065	(21,409)	249,240
Capital lease obligations, less current portion	—	—	111	—	111
Other long-term liabilities	—	141	3,221	—	3,362
Deferred tax liabilities	16,233	—	—	—	16,233
Noncontrolling interests subject to put provisions	—	200	(224,900)	272,192	47,492
Total American Renal Holdings Inc. equity	192,089	85,616	123,881	(211,887)	189,699
Noncontrolling interests not subject to put provisions	—	—	154,076	—	154,076

Total equity	192,089	85,616	277,957	(211,887)	343,775

Total liabilities and equity	$454,098	$100,071	$166,249	$2,130	$722,548

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Operations—March 31, 2012

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net patient service operating revenues	$—	$90	$96,187	$—	$96,277
Total operating expenses	—	2,056	71,214	—	73,270

Operating (loss) income	—	(1,966)	24,973	—	23,007
Interest expense, net	(4,831)	—	(1,038)	—	(5,869)

Income before taxes	(4,831)	(1,966)	23,935	—	17,138
Income tax expense	2,631	—	38	—	2,669

(Loss) income before earnings in subsidiaries	(7,462)	(1,966)	23,897	—	14,469
Equity earnings in subsidiaries	11,303	13,270	—	(24,573)	—

Net income	3,841	11,304	23,897	(24,573)	14,469
Less: Net income attributable to noncontrolling interests	—	—	—	(10,629)	(10,629)

Net income attributable to American Renal Holdings Inc.	$3,841	$11,304	$23,897	$(35,202)	$3,840

Condensed Consolidating Statement of Operations—March 31, 2011

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Net patient service operating revenues	$—	$298	$84,370	$—	$84,668
Total operating expenses	(36)	(4,072)	(66,209)	—	(70,317)

Operating (loss) income	(36)	(3,774)	18,161	—	14,351
Interest expense, net	(4,718)	(8)	(1,024)	—	(5,750)

Income (loss) before taxes	(4,754)	(3,782)	17,137	—	8,601
Income tax expense	326	—	92	—	418

Net (loss) income before earnings in subsidiaries	(5,080)	(3,782)	17,045	—	8,183
Equity earnings in subsidiaries	5,714	9,496	—	(15,210)	—

Net income	634	5,714	17,045	(15,210)	8,183
Less: Net income attributable to noncontrolling interests	—	—	—	(7,549)	(7,549)

Net income attributable to American Renal Holdings Inc.	$634	$5,714	$17,045	$(22,759)	$634

Condensed Consolidating Statement of Cash Flows—Three Months Ended March 31, 2012

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income	$3,841	$11,304	$23,897	$(24,573)	$14,469
Change in operating assets and liabilities and noncash items included in net income	8,495	847	6,438	(6,403)	9,377

Net cash provided by operating activities	12,336	12,151	30,335	(30,976)	23,846

AMERICAN RENAL HOLDINGS INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Investing Activities
Purchases of property and equipment	—	(334)	(5,799)	—	(6,133)
Cash paid for acquisitions	—	—	(4,590)	—	(4,590)
Other	(4,590)	(3,873)	—	8,463	—

Net cash used in investing activities	(4,590)	(4,207)	(10,389)	8,463	(10,723)

Financing Activities
Proceeds from borrowing	—	—	3,016	(1,751)	1,265
Payments on long-term debt obligations	56	(464)	(4,561)	4,280	(689)
Other	(7,802)	(6,726)	(14,202)	19,984	(8,746)

Net cash used in financing activities	(7,746)	(7,190)	(15,747)	22,513	(8,170)

Net increase in cash	—	754	4,199	—	4,953
Cash, at beginning of year	—	12,293	19,843	—	32,136

Cash, at end of period	$—	$13,047	$24,042	$—	$37,089

Condensed Consolidating Statement of Cash Flows— Three Months Ended March 31, 2011

	ARH	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating Activities
Net income	$634	$5,714	$17,045	$(15,210)	$8,183
Change in operating assets and liabilities and noncash items included in net income	3,764	5,852	5,594	(11,718)	3,492

Net cash provided by operating activities	4,398	11,566	22,639	(26,928)	11,675

Investing Activities
Purchases of property and equipment	—	(627)	(5,259)	—	(5,886)
Other	—	(8,603)	(1,409)	8,603	(1,409)

Net cash used in investing activities	—	(9,230)	(6,668)	8,603	(7,295)

Financing Activities
Payments on long-term debt obligations	56	(5)	(3,921)	3,115	(755)
Other	(4,454)	(1,352)	(16,370)	15,210	(6,966)

Net cash used in financing activities	(4,398)	(1,357)	(20,291)	18,325	(7,721)

Net increase (decrease) in cash	—	979	(4,320)	—	(3,341)
Cash, at beginning of year	—	(1,781)	20,020	—	18,239

Cash, at end of period	$—	$(802)	$15,700	$—	$14,898

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for bad debt accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors we have identified in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Merger and Presentation

On March 22, 2010, ARH entered into the Merger Agreement with the Parent (formerly C.P. Atlas Holdings, Inc.), American Renal Holdings, Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Transactions were consummated on May 7, 2010, with ARH continuing as the surviving corporation and the same legal entity after the Merger. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value.

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of March 31, 2012, we owned and operated 112 dialysis clinics treating more than 7,648 patients in

19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of clinics are currently included in our consolidated financial statements.

We endeavor to provide our nephrologist partners with comprehensive management and operational tools in order to enable them (and other referring physicians) to focus on providing quality care to patients.

We derive our patient service operating revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals, but not including services that we outsource to third-party vendors such as lab services. The sources of these patient service operating revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans as well as commercial insurance plans.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 90 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,	Years Ended December 31,
	2012	2011	2010	2009
De novo clinics (1)	4	12	8	7
Acquired clinics (2)	1	3	3	3

Total new clinics	5	15	11	10

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

We will continue to incur start-up losses associated with the opening of de novo clinics. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up fixed operating expenses and a smaller patient base. We consider new dialysis centers to be “start-up centers” through their initial six months of operations, or when they achieve consistent profitability, whichever is sooner.

Effect of the Transactions

In connection with the Transactions, we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “Revolving Credit Facility”). As of March 31, 2012, we had $259.0 million aggregate principal amount of indebtedness outstanding including approximately $9.0 million of third-party debt owed by our clinic subsidiaries.

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

Results of Operations

(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
Patient service operating revenues	$97,164	$84,668	$12,496	14.8%
Less: Provision for uncollectible accounts	(887)	(1,264)	377	(29.8)%

Net patient service operating revenues	96,277	83,404	12,873	15.4%

Operating expenses:
Patient care costs	58,079	54,280	3,799	7.0%
General and administrative	10,413	10,388	25	0.2%
Merger and transaction-related costs	—	36	(36)	100.0%
Depreciation and amortization	4,778	4,349	429	9.9%

Total operating expenses	73,270	69,053	4,217	6.1%

Operating income	23,007	14,351	8,656	60.3%
Interest expense, net	(5,869)	(5,750)	(119)	2.1%

Income before income taxes	17,138	8,601	8,537	99.3%
Income tax expense (benefit)	2,669	418	2,251	n/m

Net income	14,469	8,183	6,286	76.8%
Less: Net income attributable to noncontrolling interests	(10,629)	(7,549)	(3,080)	40.8%

Net income attributable to ARH	$3,840	$634	$3,206	505.7%

n/m = not meaningful

Net Patient Service Operating Revenues

Patient service operating revenues Patient service operating revenues for the three months ended March 31, 2012 were $97.2 million, an increase of 14.8% from $84.7 million for the three months ended March 31, 2011. The increase in patient service operating revenues was primarily due to an increase of approximately 13.3% in the number of dialysis treatments and a 1.9% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues per treatment for the three months ended March 31, 2012 were $353, compared with $348 for the three months ended March 31, 2011. The increase in revenue per treatment was primarily due to an increase in our Medicare reimbursements rates. Our patient service operating revenues are driven by the number of treatments performed and our average revenues per treatment. The number of treatments that we performed during the three months ended March 31, 2012 increased by 13.3% over the number of treatments that we performed during the three months ended March 31, 2011. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended March 31,
	2012	2011
Source of Treatment Growth:
Existing clinics (1)	8.0%	8.3%
De novo clinics opened (2)	2.9%	6.0%

Non-acquired treatment growth	10.9%	14.3%
Clinics acquired (3)	2.4%	5.5%

Total treatment growth	13.3%	19.8%

(1) Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.

(2) Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.

(3) Represents treatments performed at clinics acquired since the end of the prior period.

Our patient service operating revenues per treatment are principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our patient service operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Three Months Ended March 31,
	2012	2011

Source of revenues:
Government-based programs and other	60.3%	59.4%
Commercial payors	39.7%	40.6%

	100.0%	100.0%

Source of treatments:
Government-based programs and other	87.1%	87.0%
Commercial payors	12.9%	13.0%

	100.0%	100.0%

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended March 31, 2012 was $0.9 million, or 0.9% of patient service operating revenues as compared to $1.3 million, or 1.5% of patient service operating revenues for the same period in 2011. The decrease in provision for uncollectible accounts is primarily due to the timing of Medicare bad debt recoveries. Our accounts receivable, net of the bad debt allowance, represented approximately 53 days of patient service operating revenues as of March 31, 2012 compared to 62 days as of March 31, 2011. The decrease is primarily due to the implementation of the bundle payment rate in January 2011.

Operating Expenses

Patient care costs Patient care costs for the three months ended March 31, 2012 were $58.1 million, an increase of 7.0% from $54.3 million for the three months ended March 31, 2011. This increase was primarily due to an increase in the number of treatments. As a percentage of patient service operating revenues, patient care costs were approximately 59.8% for the three months ended March 31, 2012 compared to 64.1% for the three months ended March 31, 2011. Patient care costs per treatment for the three months ended March 31, 2012 were $211, compared to $223 for the three months ended March 31, 2011. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals and $0.8 million decreased in stock-based compensation.

General and administrative expenses General and administrative expenses for the three months ended March 31, 2012 and 2011 were $10.4 million. As a percentage of patient service operating revenues, general and administrative expenses were approximately 10.7% for the three months ended March 31, 2012 compared to 12.3% for the three months ended March 31, 2011. General and administrative costs per treatment for the three months ended March 31, 2012 were $38, compared to $43 for the three months ended March 31, 2011. The decline in general and administrative costs per treatment is primarily attributable to $2.0 million decreased in stock-based compensation.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended March 31, 2012 was $4.8 million, an increase of 9.9% from $4.3 million for the three months ended March 31, 2011 primarily related to new clinics. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended March 31, 2012 compared to 5.1% for the three months ended March 31, 2011.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics. Interest expense, net for the three months ended March 31, 2012 was $5.9 million, consistent with $5.8 million for the three months ended March 31, 2011.

Income Tax Expense The provision for income taxes for the three months ended March 31, 2012 represented an effective tax rate of 15.6% compared with 4.9% in 2011. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended March 31, 2012 and 2011, is primarily due to the tax impact of the noncontrolling interest.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended March 31, 2012 was $10.6 million, an increase of 40.8% from $7.5 million for the three months ended March 31, 2011. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 20% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011

Source / (Use)
Net income	$14,469	$8,183
Depreciation and amortization	4,778	4,349
Stock-based compensation expense	220	2,968
Other non-cash and non-operating items	568	492
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(421)	(7,201)
Inventories	(6)	402
Other assets	(2,547)	179
Accounts payable and accrued expenses	3,959	1,857
Other liabilities	2,826	446

Net cash provided by operating activities	$23,846	$11,675

The increase in our net cash provided by operating activities is primarily attributable to a decrease in accounts receivable. Accounts receivable, net of the bad debt allowance, represented approximately 53 days of patient service operating revenues as of March 31, 2012 compared to 62 days as of March 31, 2011.

Cash Flows from Investing Activities:

(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011

Source / (Use)
Purchases of property and equipment	$(6,133)	$(5,886)
Cash paid for acquisitions	(4,590)	(1,409)

Net cash used in investing activities	$(10,723)	$(7,295)

The increase in our net cash used in investing activities is due to cash paid for acquisitions.

Cash Flows from Financing Activities:

(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011

Source / (Use)
Payments of long-term debt	$(689)	$(755)
Distributions to noncontrolling interests	(10,025)	(7,800)
Other	2,544	834

Net cash used by financing activities	$(8,170)	$(7,721)

The increase in our net cash used by financing activities is primarily due to the increase in distributions to noncontrolling interests.

Capital Resources

Our future needs for liquidity will arise primarily from funding the development of new clinics, operating expenses, capital expenditures, payment of the advisory fee and other expenses payable under the management agreement with Centerbridge and to service our debt, including our Revolving Credit Facility and the Senior Secured Notes. Our primary sources of liquidity will be funds generated from our operations, short-term borrowing under our Revolving Credit Facility and borrowings of long-term debt.

We believe our cash flows from operations, combined with availability under our Revolving Credit Facility, provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under the Revolving Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

As of March 31, 2012, we have outstanding $259.0 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under our Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our Revolving Credit Facility).

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

At March 31, 2012, our subsidiary level long-term loans, on an aggregated basis, consisted of term loans and mortgages totaling $9.0 million with maturities ranging from June 2012 to December 2017 and interest rates ranging from 3.35% to 8.67%.

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

Revolving Credit Facility

In connection with the Transactions, we entered into a $25.0 million senior secured revolving credit facility (the Revolving Credit Facility). As of March 31, 2012, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on May 7, 2015. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. As of March 31, 2012, there were no borrowings outstanding.

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

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,

(in thousands)	2012	2011

Net income	$14,469	$8,183
Interest expense	5,869	5,750
Income tax expense	2,669	418
Depreciation and amortization	4,778	4,349
Stock-based compensation	220	2,968
Merger and transaction-related expenses	—	36
Management fee	314	171

Adjusted EBITDA (including noncontrolling interests)	$28,319	$21,875
Less: Net income attributable to noncontrolling interests	(10,629)	(7,549)

Adjusted EBITDA	$17,690	$14,326

Covenant Compliance

Under the Revolving Credit Facility, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial ratios. We have agreed that we will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

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

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of March 31, 2012, we are in compliance with our covenants.

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

Last Twelve Months Ended March 31, 2012
Net income attributable to American Renal Holdings Inc.	$14,321
Interest expense, net (1)	23,315
Income tax expense	11,831
Depreciation and amortization	18,294
Stock-based compensation	901
Transaction expenses (2)	236
Management fee (3)	832

Adjusted EBITDA (5)	$69,730
Net income attributable to noncontrolling interests with clinic-level debt (4)	5,087

Consolidated EBITDA (5)	$74,817

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents minimum management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $9.0 million of third-party debt as of March 31, 2012. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as Adjusted EBITDA plus net income attributable to noncontrolling interests with clinic-level debt and other adjustments. Consolidated EBITDA, not Adjusted EBITDA, is used in calculating covenant compliance under the agreements governing the Revolving Credit Facility. The Company believes that the inclusion of supplementary adjustments to Adjusted EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the Revolving Credit Facility. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of March 31, 2012:

Scheduled payments under contractual obligations (in thousands)	Total	2012 & 2013	2014 & 2015	2016	After 2016
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$8,953	$4,378	$3,548	$961	$66
Senior Secured Notes (1)	250,000	—	—	—	250,000
Operating leases (2)	80,555	19,705	19,673	9,041	32,136
Interest payments (3)	155,231	42,423	42,118	20,962	49,728
Management fee (4)	6,999	1,331	1,786	893	2,989

Total	$501,738	$67,837	$67,125	$31,857	$334,919

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15. As of March 31, 2012, accrued interest totals approximately $7.9 million.
(2)	Net of estimated sublease proceeds of $1.0 million per year from 2012 to 2015 and $6.3 million thereafter.
(3)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes.
(4)	Represents minimum management fees payable to Centerbridge.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See Note F—Noncontrolling Interests Subject to Put Provisions in the Notes to Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements that contain put provisions.

Since our inception, $24.8 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2012 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2012 are exercised on April 1, 2012 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

(in thousands)
Year	Amount Exercisable
2012 (remainder)	$17,234
2013	9,377
2014	4,377
2015	667
2016	1,744
Thereafter	1,839

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the Financial Accounting Standards Board’s (“FASB”) ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities.” ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations on a retrospective basis. The statement of operations for the three months ended March 31, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of our net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information.

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note B. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in interest rates. To date we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuation.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the quarter ended March 31, 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp. (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.1	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.2	American Renal Associates Inc. By-Laws (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

4.1	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.2	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.3	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 4.1).

4.4	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.5	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

4.6	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.1	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.2	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.3	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.4	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Christopher T. Ford (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.5	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.6	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.7	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough (as amended) (incorporated by reference to the registration statements on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010, and by American Renal Associates Holdings, Inc. on July 22, 2011).

10.8	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan (incorporated by reference to the registration statement on Form S-4 filed by American Renal Associates Holdings Inc. on July 22, 2011).

10.9	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.10	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.11	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.12	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.13	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.14	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.15	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.16	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and LakhanSaha (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.17	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.18	2011 American Renal Associates Holdings, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.19	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Michael R. Costa (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

10.20	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Jon Wilcox (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL HOLDINGS INC.
(Registrant)

/s/ Jon Wilcox
Name: Jon Wilcox
Title: Chief Financial Officer

            May 11, 2012

(Date)